Form 10-Q
period 2008-09-30
Niusule Biotech Corp.
filed 2008-11-19
CIK 1439569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number: 333-152398

Niusule Biotech Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	2834	26-2401986
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

2533 North Carson Street, Carson City, NV	89706-0242
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 775-887-4880

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2008, the Company had 50,944,000 outstanding shares of common stock, par value $0.001.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

As of	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$362,860	$693,716
Total Current Assets	362,860	693,716

Property and equipment, net of accumulated depreciation of $76	2,041	1,145

Non-current Assets
Notes Receivable - related party	43,891	-
Investment in Equity Investee	553,036
Total Non-current Assets	596,927	-

TOTAL ASSETS	$961,828	$694,861

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$18,995
Accounts Payable - related party		$8,064
Accrued Liabilities	26,250	8,202
Total Current Liabilities	45,245	16,266

Long Term Liability
Notes payable - related party	659,071	450,000
Total Long Term Liability	659,071	450,000

TOTAL LIABILITIES	704,316	466,266

Minority Interest	142,330	-

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued
Common stock, $0.001 par value; 100,000,000
shares authorized; 50,944,000 shares issued and outstanding	50,944	50,944
Paid-in capital	232,601	232,601
Accumulated deficit during the development stage	(168,363)	(54,950)
Total Stockholders' Equity	115,182	228,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$961,828	$694,861

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		For period from Inception
	For the three months ended	April 8, 2008 through
	September 30, 2008	September 30, 2008

Sales	$-	$-

Cost of Sale	-	-
Gross Profit	-	-

Selling, General and Administrative Expenses	111,408	164,839

Operating Loss	(111,408)	(164,839)

Other Income (Expenses)
Interest expense	(9,000)	(12,452)
Interest income	2,329	4,262
Total Other Income (Expense)	(6,671)	(8,190)

Net Loss before Income Taxes and minority interest	(118,079)	(173,029)

Net Loss Before Minority Interest	(118,079)	(173,029)

Minority interest in joint venture	4,666	4,666
Net Loss	$(113,413)	$(168,363)

Net Loss Per Share-Basic and Diluted	$(0.00)

Weighted Average Number of Shares	50,944,000

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Period from Inception April 8, 2008 to September 30, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance at April 8, 2008 (Inception)	-	$-	$-	$-	$-
Issuance of Common Stock for cash	50,844,000	50,844	207,701		258,545
Issuance of Common Stock for services	100,000	100	24,900		25,000
Net loss for the fiscal year ended
June 30, 2008 (Audited)				$(54,950)	(54,950)
	50,944,000	50,944	232,601	(54,950)	228,595
Net loss for the period ended
September 30, 2008 (Unaudited)				(113,413)	(113,413)
Balance at September 30, 2008	50,944,000	$50,944	$232,601	$(168,363)	$115,182

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Period from Inception April 8, 2008 to September 30, 2008

		For period from Inception
	For the three months ended	April 8, 2008 through
	September 30, 2008	September 30, 2008
Cash Flow from Operating Activities:
Net loss	$(113,413)	$(168,363)
Minority interest in joint venture	(4,666)	(4,666)
Adjustment to reconcile net loss to
net cash used by operating activities:
Depreciation	76	76
Issuance of stock for services	-	25,000
Increase in:
Accounts payable	18,995	18,995
Accounts payable-related party	(8,064)
Accrued Liabilities:	18,048	26,250
Net Cash Used by Operating Activities	(89,024)	(102,708)

Cash Flow from Investing Activities:
Purchase of property and equipment	(972)	(2,117)
Notes receivable from related party	(43,891)	(43,891)
Investment in equity investee	(553,036)	(553,036)
Minority capital in joint venture	146,996	146,996
Net Cash Used by Investing Activities	(450,903)	(452,048)

Cash Flow from Financing Activities:
Proceeds from sale of stock	-	258,545
Net borrowing from related party	209,071	659,071
Net Cash Provided by Financing Activities	209,071	917,616

Net Increase in Cash	(330,856)	362,860

Cash Balance at Beginning of Period	693,716	-

Cash Balance at End of Period	$362,860	$362,860

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Niusule Biotech Corporation (“the Company”) was incorporated in the State of Nevada on April 8, 2008.

The Company will manufacture and sell health foods and related products through a Chinese Company as a joint venture. The Company is currently in the process of capital formation and is considered as a development stage company as defined under Financial Accounting Standards Board (“FASB”) Statement No. 7

Presentation of Interim Information: The accompanying consolidated financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and the period from inception April 8, 2008 to September 30, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The balance sheet as of June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the U.S. GAAP for complete financial statements.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2008, for the three months ended September 30, 2008, and for period from inception April 8, 2008 to September 30, 2008 have been made. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year.

Principle of consolidation: The accompany consolidated financial statements include the accounts of Niusule Biotech Corporation and the joint venture after elimination of all intercompany accounts and transactions.

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers.

Use of estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Cash: The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal.

Foreign currency translation: The financial position and results of operations of Niusule’s foreign operations are measured using the foreign operation’s local currency as the functional currency. Revenues and expanses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting translation gain and loss adjustment are recorded directly as a separate component of shareholder’s equity.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Net Income Per Share: Basic net income per share is computed using the weighted average number of common stocks outstanding during the period. Diluted net income per share does not differ from basic net income per share as the Company does not have dilutive items during the reporting period.

New Accounting Pronouncements: The Company does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 – JOINT VENTURE

On April 11, 2008, Niusule entered into a joint venture agreement with a Chinese real estate corporation to form a joint venture company in China. Pursuant to the agreement, Niusule will contribute RMB 9 million (about $1.3 million U.S.), representing 90% of the registered capital of the joint venture company. Niusule will manufacture and sell biopharmaceutical health foods and related products through this joint venture. There was no revenue generated for this joint venture before September 30, 2008 because the business license of this joint venture was not issued until July 16, 2008. Through September 30, 2008, Niusule has contributed $400,000 in the joint venture, representing approximately 73% interest as of that date. The Joint venture is consolidated in the consolidated financial statements of the Company.

NOTE 3 – NOTE PAYABLE-RELATED PARTY

Niusule borrowed $659,071 from related parties which includes two parts: (1) Net borrowing of $113,497 from Zhejiang Niusule Biotech Corp. including $450,000 borrowing offset by $336,503 advanced to the same entity. The debt of $450,000 borrowed from Zhejiang Niusule Biotech is due on May 26, 2011 and bears interest at rate of 8% per annum, which rate increases to 16% if Niusule fails to make the requires payments on this loan. As of September 30, 2008, the accrued interest related to the related party note payable was $12,452. Zhejiang Niusule Biotech is owned by Quinghua Hu, who is the chairman of the Board for the company. (2)The amount of $545,574 is borrowed from Quinghua Hu, the chairman of the company. The loan is originated as of August 6, 2008 with annual interest rate of 8% and the term is two years.

NOTE 4 – INCOME TAXES

Niusule uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. For the fiscal year ended June 30 2008, Niusule incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 5 – INVESTMENT IN EQUITY INVESTEE
Equity Interest in Anji Meibodeng Ciji Real Estate Corp

Zhejiang Baitai Bioengineering Corp (“Baitai”), which is the 90% owned consolidated subsidiary of the Company, invested through ownership interest in Anji Meibodeng Ciji Real Estate Corp (“Ciji”). On September 28, 2008, Baitai acquired 35% interest in Ciji, which also is the 10% minority interest owner of Baitai.

Because the members jointly control certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of additional debt and the appointment of executive management of the company, Zhejiang Baitai Bioengineering Corp accounts for its investment in Ciji using the equity method of accounting.

NIUSULE BIOTECH CORPORATION (PARENT COMPANY ONLY)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$203,060	$693,716
Total Current Assets	203,060	693,716

Property and equipment, net of accumulated depreciation of $76	1,069	1,145

Non-current Assets
Investment in joint venture	387,304	-
Total Non-current Assets	387,304	-

TOTAL ASSETS	$591,433	$694,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$26,251	$8,202
Accounts payable - Related parties	-	8,064
Total Current Liabilities	26,251	16,266

Long Term Liability
Notes payable - related party	450,000	450,000
Total Long Term Liability	450,000	450,000

TOTAL LIABILITIES	476,251	466,266

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000
shares authorized; 50,944,000 shares issued and outstanding	50,944	50,944
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued	-	-
Paid-in capital	232,601	232,601
Accumulated deficit during the development stage	(168,363)	(54,950)
Total Stockholders' Equity	115,182	228,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$591,433	$694,861

See accompanying notes to interim unaudited parent-company only financial statements

NIUSULE BIOTECH CORPORATION (PARENT COMPANY ONLY)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

		Inception
	For the three months ended	April 8, 2008 through
	September 30, 2008	September 30, 2008
Sales	$-	$-

Cost of Sale	-	-
Gross Profit	-	-

Selling, General and Administrative Expenses	93,782	147,212
Operating Loss	(93,782)	(147,212)

Other Income (Expenses)
Equity in loss on joint venture	(12,696)	(12,696)
Interest expense	(9,000)	(12,452)
Interest income	2,065	3,998
Total Other Income (Expense)	(19,631)	(21,150)
Net Loss before Income Taxes	(113,413)	(168,362)
Provision for Income Taxes	-	-
Net Loss	$(113,413)	$(168,362)
Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares	50,944,000	44,610,161

See accompanying notes to interim unaudited parent-company only financial statements

NIUSULE BIOTECH CORPORATION (PARENT COMPANY ONLY)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

		For period from Inception
	For the three months ended	April 8, 2008 through
	September 30, 2008	September 30, 2008
Cash Flow from Operating Activities:
Net loss	$(113,413)	$(168,363)
Equity loss in joint venture	12,697	12,697
Adjustment to reconcile net loss to
net cash used by operating activities:
Depreciation	76	76
Issuance of stock for services	-	25,000
Increase (Decrease) in:
Accrued Liabilities	18,048	26,250
Accounts payable - Related party	(8,064)	-
Net Cash Used by Operating Activities	(90,656)	(104,340)

Cash Flow from Investing Activities:
Purchase of property and equipment	-	(1,145)
Investment in joint venture	(400,000)	(400,000)
Net Cash Used by Investing Activities	(400,000)	(401,145)

Cash Flow from Financing Activities:
Proceeds from sale of stock	-	258,545
Net borrowing from related party	-	450,000
Net Cash Provided by Financing Activities	-	708,545

Net Increase in Cash	(490,656)	203,060

Cash Balance at Beginning of Period	693,716	-

Cash Balance at End of Period	203,060	203,060

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to interim unaudited parent-company only financial statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO PARENT-COMPANY ONLY FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Niusule Biotech Corporation (“the Company”) was incorporated in the State of Nevada on April 8, 2008.

The Company will manufacture and sell health foods and related products through a Chinese Company as a joint venture. The Company is currently in the process of capital formation and is considered as a development stage company as defined under Financial Accounting Standards Board (“FASB”) Statement No. 7

Presentation of Interim Information: The accompanying parent-company only financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and the period from inception April 8, 2008 to September 30, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The balance sheet as of June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the U.S. GAAP for complete financial statements.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2008, for the three months ended September 30, 2008, and for period from inception April 8, 2008 to September 30, 2008 have been made. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year.

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers.

Use of estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Cash: The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal.

Foreign currency translation: The financial position and results of operations of Niusule’s foreign operations are measured using the foreign operation’s local currency as the functional currency. Revenues and expanses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting translation gain and loss adjustment are recorded directly as a separate component of shareholder’s equity.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Net Income Per Share: Basic net income per share is computed using the weighted average number of common stocks outstanding during the period. Diluted net income per share does not differ from basic net income per share as the Company does not have dilutive items during the reporting period.

New Accounting Pronouncements: The Company does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 – INVESTMENT IN JOINT VENTURE

On April 11, 2008, Niusule entered into a joint venture agreement with a Chinese real estate corporation to form a joint venture company in China. Pursuant to the agreement, Niusule will contribute RMB 9 million (about $1.3 million U.S.), representing 90% of the registered capital of the joint venture company. Niusule will manufacture and sell biopharmaceutical health foods and related products through this joint venture. There was no revenue generated for this joint venture before September 30, 2008 because the business license of this joint venture was not issued until July 16, 2008. Through September 30, 2008, Niusule has contributed $400,000 in the joint venture, representing approximately 73% interest as of that date.

NOTE 3 – NOTE PAYABLE-RELATED PARTY

Niusule borrowed $450,000 from Zhejiang Niusule Biotech, which is due on May 26, 2011 and bears interest at rate of 8% per annum, which rate increases to 16% if Niusule fails to make the requires payments on this loan. As of September 30, 2008, the accrued interest related to the related party note payable was $12,452. Zhejiang Niusule Biotech is owned by Quinghua Hu, who is the chairman of the Board for the company.

NOTE 4 – INCOME TAXES

Niusule uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. For the fiscal year ended June 30 2008, Niusule incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 5 – INVESTMENT IN EQUITY INVESTEE

Equity Interest in Anji Meibodeng Ciji Real Estate Corp

Zhejiang Baitai Bioengineering Corp (“Baitai”), which is the 90% owned subsidiary of the Company, investedthrough ownership interest in Anji Meibodeng Ciji Real Estate Corp (“Ciji”). On September 28, 2008, Baitai acquired 35% interest in Ciji, which also is the 10% minority interest owner of Baitai.

Zhejiang Baitai Bioengineering Corp accounts for its investment in Ciji using the equity method of accounting.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Overview

We will manufacture and sell biopharmaceutical and health foods and related products through, Zhejiang Baitai Bioengineering Corp, our Joint Venture in China with Anji Meibodeng Ciji Real Estate Corp. We are a 90% partner in the Joint Venture.

The Venture intends to become a significant biopharmaceutical manufacturer serving the needs of China’s rapidly expanding personal health food market. To do so it will apply existing technology in a planned manufacturing plant for use in the production of our health food products.

We intend to manufacture and sell the following types of products:

•	Fiber diet tea beverage product formulated to help accelerate metabolism and promote the burning of fat as well as regularity
•	Bamboo leaf flavones, a natural compound made of bamboo, a natural antioxidant.
•
Rose essence including oral rose essence and rose essence capsule. Rose essence is non-toxic, non-flammable, alcohol free, biodegradable & environmentally friendly. It is formulated to help blood circulation, promote metabolism and balance female hormones.

•	Vitamins made from rose oil designed to promote the human body's normal metabolism.

In addition, in September 2008 we through our Joint Venture have acquired a 35% interest in Anji Meibodeng Ciji Real Estate Corp (“Ciji”), a real estate development limited liability company in China which owns land near our proposed factory site which it intends to develop as a residential complex in which some of our factory workers may live. Ciji owns 10% of our Joint Venture.

Key Authorizations and Agreements

The Venture must obtain the certain key authorizations from the appropriate Chinese Government Agencies, such as:

•	Certificate of approval for the “Establishment of Enterprises with Foreign Investment in the People’s Republic of China” from Zhejiang Provincial People Government received on July 12, 2008
•	Business License from Huzhou Industrial and Commerce Bureau received on July 16, 2008
•	Foreign Exchange Registration Certificate of Foreign-funded Enterprise from Huzhou Administration of Foreign Exchange received on July 23, 2008.
•	Notice of record-keeping of the enterprise investment project from Anji Foreign Trade & Economic Cooperation Bureau. We anticipate that we will submit our application for this notice in August.
•	Approval for Environmental Impact Assessment from Anji Environmental protection Agency. We have submitted our application for this approval on September 26 and are waiting for the reply.
•	Approval for the plant land use approval from Zhejiang Department of State Land and Resources. We anticipate that we will submit our application for this approval in December
•	Land Use Planning Permit for Construction Purposes from Zhejiang Department of State Land and Resources. We anticipate that we will submit our application for this permit in January, 2009.
•	Construction permits from Anji Bureau of Planning and Construction. We anticipate that we will submit our application for this permit in February, 2009.
•	Food Health License from Anji Bureau of Health. We anticipate that we will submit our application for this license in December, 2009
•	Production License from Anji Bureau of Quality and Technical Supervision. We anticipate that we will submit our application for this license in December, 2009.

On June 6, 2008, the Venture applied for the necessary approvals from the Chinese government for the “Establishment of Enterprise with Foreign Investment in the People’s Republic of China” for the purpose of production and sale of biopharmacy, which we received on July 12, 2008.

On June 6, 2008 the Venture applied to the Zhejiang Industrial and Commerce Bureau for the name approval . Pursuant to a certificate dated July 3, 2008, the Venture’s name was approved as Zhejiang Baitai Bioengineering Corp.

The biopharmaceutical plant designs and plans are being prepared to comply with existing Chinese provincial health, sanitation, safety, environmental and fire regulations. Once these designs and plans are completed, they will be submitted to the appropriate government authority for approval before starting construction. Throughout construction, the plant’s progress will be overseen by a governmental monitoring agency, which is monitoring the quality of the construction and ensuring design and plan compliance.

Once the construction is completed, production tests will be performed by the appropriate Chinese government authority to ensure compliance with existing Chinese provincial health, sanitation, safety, environmental and fire regulations. The license and/or permit required by the Venture to commence production is a Pharmaceutical Production License. This license will be granted upon completion of the production plant safety inspection and similar regulatory inspections, none of which involve the selection of raw materials to be used by the Venture. To obtain this license, we must show that the entire assembly process is airtight, the workshop is meets appropriate cleanliness standards, and that manufacturing is performed strictly according to Chinese Good Manufacturing Practice, or GMP regulations as well as other production standards such as ISO9000 andISO14000. Following this review, the Pharmaceutical Production License may be given to the Venture. The costs associated with obtaining this license are estimated to be $200,000.

The Venture must provide three lots of production samples of each product it intends to manufacture before it can apply for the Pharmaceutical Production License. To obtain the permit, the Venture must submit a proposal detailing the biopharmaceutical project to the local authorities. Then the Venture will prepare a detailed project design which complies with existing Chinese provincial health, sanitation, safety, environmental and fire regulations. These documents will be presented to the appropriate government authority for approval. Once approved, the Venture may obtain a business license for the products we intend to manufacture. This license will allow the Venture to start construction. Once the construction is completed, production tests will be performed by the appropriate Chinese government authority to ensure compliance with existing Chinese provincial health, sanitation, safety, environmental and fire regulations. Following this review, the production permit for the above products may be given to the Venture. The costs associated with the permit process are estimated at $40,000.

Anticipated Actions During the Remainder of our Fiscal Year Ending June 30, 2009

From August to September 2008, the Venture prepared the feasibility study report and environmental impact assessment. We applied to Huzhou Development Planning Commission for the plant land use approval on September 26. We are waiting for the notice from the local government when to hold a review meeting for the plant land use approval. As the government is now doing the revision of the land use planning, we anticipate that we’ll apply for the plant land use approval to Zhejiang Department of State Land and Resources in December. After we get the plant land use approval, the Venture will apply for the Land Use Planning Permit for Construction Purposes to Zhejiang Department of State Land and Resources , probably in January 2009.We plan to ask outsourcing manufacturers to produce our fiber beverage in February 2009 and begin to sell in Zhejiang province in May 2009.After the Land Use Planning Permit is obtained, the Venture will begin the planning of the plant in March and begin construction after, currently anticipated from June to December 2009.

We registered a branch in California on October 30 and plan to have 5-8 employees by the end of 2008. We intend to seek a health food manufacturer in U.S. from February to May 2009, for the purpose of cooperation in developing the Chinese health food market. In June 2009, we plan to decide the partner and sign long-term agreement with the health food manufacturer to sell its products in China. In November 2009, we intend help the Venture to buy tablets equipment for China. In December 2009, we anticipate that our partner will begin installation and testing in our plant. We anticipate that the JV will begin production and sale in January 2010

Anji Meibodeng Ciji Real Estate Corp

we through our Joint Venture have acquired a 35% interest in Anji Meibodeng Ciji Real Estate Corp (“Ciji”), a real estate development limited liability company in China which owns land near our proposed factory site which it intends to develop as a residential complex in which some of our factory workers may live. Ciji owns 10% interest in our join venture. On August 23, 2007, Ciji received Business License from Huzhou Industrial and Commerce Bureau ,with registered address at 14th Floor, Development Building,1 west sheng li Rd, Di pu Town, Anji, Huzhou. The registered capital is $1,580,102.41 USD. Mr Zhixiao Chen owns 65% of the company. Cixi Xinghe Mechanical &Electrical Commodity Co.,Ltd (“Xinghe”) owns 35% of the company. On September 28, 2008, Zhejiang Baitai Bioengineering Corp acquired Xinghe’s 35% interest in Ciji.

On December 24, 2007, Ciji acquired the Land Use Certificate of 58931.04 square meters from Zhejiang Department of State Land and Resources for the amount of $5,705,925.38. The land is in Bai Mu Yang, Nan Bei Zhuang village, and Yu Dun village ,Dipu county, Anji.

On August 6, 2008, Ciji obtained Interim Qualification Certificate for Real Estate Development enterprise in the People’s Republic of China from Huzhou Bureau of Planning and Construction. Currently, Ciji is developing ordinary residence in Anji.
On September 28, 2008, Zhejiang Baitai Bioengineering Corp acquired Xinghe’s 35% interest in Ciji at the original contribution of $553,035.84.

From November to September, 2008, Ciji will prepare the construction planning of common residence. From January to March, 2009, Ciji will carry out the construction bidding. From April 2009 ,Ciji will begin to build the residence and it will take about one year. In May,2009, Ciji will set up the sales plan. In June,2009, Ciji will begin to sell the residence and hope to close the selling in a year.

Development Stage Expenditures

Development stage expenditures from inception on April 8, 2008 through September 30, 2008 were $173,029, which consisted primarily of selling, general and administrative expenses related to our formation and legal, accounting and other fees related to our formation and the filing of our registration statement on Form S-1.

Financial Condition, Liquidity and Capital Resources

Niusule borrowed $659,071 from related parties which includes two parts. (1) Net borrowing of $113,497 from Zhejiang Niusule Biotech Corp., including $450,000 borrowing offset by $336,503 advanced to the same entity. The debt of $450,000 borrowed from Zhejiang Niusule Biotech is due on May 26, 2011 and bears interest at rate of 8% per annum, which rate increases to 16% if Niusule fails to make the requires payments on this loan. As of September 30, 2008, the accrued interest related to the related party note payable was $12,452. Zhejiang Niusule Biotech is owned by Quinghua Hu, who is the chairman of the Board for the company. (2)The amount of $545,574 is borrowed from Quinghua Hu, the chairman of the company. The loan is originated as of August 6, 2008 with annual interest rate of 8% and the term is two years.

.Our principal capital resources have been acquired through the sale of shares of our common stock and a loan of $659,071 from related parties.

At September 30, 2008, we had total assets of $362,860 consisting of cash.

At September 30, 2008, our total liabilities were $704,316, consisting of accrued liabilities of $26, 250 which are salary and wages in China, accounts payable of $18,995 and a loan of $659,071 from related parties.

Plan of Operations

Cash Requirements

We entered into a joint venture named Zhejiang Baitai Bioengineering Corp. (the "Venture") to manufacture biopharmaceutical products in the People's Republic of China. We own approximately 90% of the Venture.  Anji Meibodeng Ciji Real Estate Corp owns 10% of the Venture.  All the activities of the Venture will be carried on in accordance with the laws, decrees, rules and regulations of the Peoples’ Republic of China. The Venture will take the form of a limited liability company. The Venture will continue indefinitely commencing the date on which the business license of the Venture is issued, which was July 16, 2008.If the Venture is liquidated the properties of the Venture will be distributed in proportion to the respective investment of each party.

Each party to the Venture will be liable for the Venture’s debts only to the extent of its registered capital. The profits of the Venture will be shared by the parties in proportion to their respective contributions to the total registered capital of the Venture, which as of the date of this Prospectus were as follows:

The dollar amounts in the following paragraph, including the table, are based upon the RMB/dollar exchange ratio on September 30, 2008 .Initially, the total investment in the Venture was set at $1,466,641.24, as registered capital. Registered capital constitutes a form of shareholder equity required to form the Venture, and which investors, like us, will be unable to withdraw under ordinary circumstances during the lifetime of the Venture. This amount was divided between the two parties as follows:

Anji Meibodeng Ciji Real Estate Corp	$146,664.12	10%

Niusule Biotech Corp	$1,319,977.12	90%

We currently have sufficient financial resources to fund our initial financial obligation under the Joint Venture Agreement. Article 12 of the Joint Venture Agreement provides that we only have to make an initial contribution of 15% of the total contribution, or $220,570.85 within three months of the issuance of the business license issued July 16, 2008. The remaining contribution does not have to be paid until two years after issuance of the business license, or July 15, 2010. We anticipate raising this amount through a future offering of our securities, loans from our officers or directors or third parties, or some combination thereof. We currently have no agreement, commitment or understanding for securing this additional funding.

We intend to provide funding for construction, working capital, hiring and initial research and development, if any, through a combination of the private placement of its equity securities, the public sales of its equity securities and limited borrowing from banks located in Eastern China. We have no agreement, commitment or understanding to secure any such funding.

As of the date of this report, we have sufficient funds to maintain minimal operations.

There is uncertainty regarding our ability to construct and commence operations of our manufacturing plan without additional financing.  We have a history of operating losses, limited funds and no agreements, commitments or understandings to secure additional financing. Management's plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay for construction of our plant until we commence production and sales. Our future success of is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our financial position, results of operations and its ability to continue in existence.

Cash Requirements of Ciji

The profits of Ciji will be shared by the parties in proportion to their respective contributions to the total registered capital of Ciji, which as of the date of this Form were as follows:

The dollar amounts in the following paragraph, including the table, are based upon the RMB/dollar exchange ratio of 6.835 . The total investment in Ciji is set at $1,580,102.41 USD, as registered capital. Registered capital constitutes a form of shareholder equity required to form Ciji, and which investors will be unable to withdraw under ordinary circumstances during the lifetime of Ciji. This amount is divided between the two parties as follows:

Zhejiang Baitai Bioengineering Corp.	$553,035.84	35%

Zhixiao Chen	$1,027,066.57	65%

Zhejiang Baitai Bioengineering Corp paid the total amount of $553,035.84 on September 28. Ciji anticipates raising further amount through loans from its officers or directors or third parties, debt financing, proceeds from the sale of our equity securities or some combination thereof. Ciji currently has no agreement, commitment or understanding for securing this additional funding.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
September 30

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures were not effective as of September 30, 2008 primarily due the following: We had a material weakness related to the recording of our investment in Ciji and related debts to affiliates. This weakness was due to the lack of knowledgeable financial staff needed to prepare U.S. GAAP financial statements and related footnotes disclosure. To mitigate this weakness, we intend to hire additional personnel familiar with accounting requirements and to secure the services of another accounting firm.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Note from Qinghua Hu

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIUSULE BIOTECH CORP.

Date: November 19, 2008	By:	/s/ Zhixiao Chen
Zhixiao Chen, Chief Executive Officer

Date: November 19,, 2008	By:	/s/ Qinghua Hu
Qinghua Hu, Chief Financial Officer