Form 10-Q
period 2008-12-31
Niusule Biotech Corp.
filed 2009-02-12
CIK 1439569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 12, 2009, the Company had 51,169,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
As of	2008	2008
ASSETS
Current Assets
Cash	$372,825	$693,716
Investment in trading securities, cost of $123,314	119,780	-
Total Current Assets	492,605	693,716

Property and equipment, net of accumulated depreciation of $180 and $0, respectively	1,937	1,145

Non-current Assets
Note receivable - related party	82,748	-
Total Non-current Assets	82,748	-

TOTAL ASSETS	$577,290	$694,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Account payable	$18,822	$-
Accounts payable - Related parties	-	8,064
Accrued liabilities	44,292	8,202
Total Current Liabilities	63,114	16,266

Long Term Liability
Notes payable - related party	289,657	450,000
Total Long Term Liability	289,657	450,000

TOTAL LIABILITIES	352,771	466,266

Minority Interest	128,573

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,169,000 shares and 50,944,000 shares issued and outstanding, respectively	51,169	50,944
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	-	-
Additional paid-in capital	324,846	232,601
Accumulated deficit during the development stage	(280,069)	(54,950)
Total Stockholders' Equity	95,946	228,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$577,290	$694,861

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the six	Inception
	months ended	months ended	April 8, 2008 to
	December 31, 2008	December 31, 2008	December 31, 2008
Sales	$-	$-	$-

Cost of Sale	-	-	-

Gross Profit	-	-	-

Selling, General and Administrative Expenses	116,061	227,469	280,900

Operating Loss	(116,061)	(227,469)	(280,900)

Other Income (Expenses)
Interest expense	(9,096)	(18,096)	(21,548)
Interest income and others	1,446	3,775	5,708
Losses on trading securities, net	(952)	(952)	(952)
Total Other Expense	(8,602)	(15,273)	(16,792)

Net Loss before Income taxes and minority interest	(124,663)	(242,742)	(297,692)

Provision for Income taxes	(800)	(800)	(800)

Net Loss Before Minority Interest	(125,463)	(243,542)	(298,492)

Minority interest in joint venture	13,757	18,423	18,423

Net Loss	$(111,706)	$(225,119)	$(280,069)

Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares	50,946,446	50,945,223	46,817,172

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Period from Inception April 8, 2008 to December 31, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance at April 8, 2008 (Inception)	-	$-	$-	$-	$-
Issuance of Common Stock for cash	50,844,000	50,844	207,701		258,545
Issuance of Common Stock for services	100,000	100	24,900		25,000
Net loss for the fiscal year ended
June 30, 2008				$(54,950)	(54,950)
	50,944,000	50,944	232,601	(54,950)	228,595
Net loss for the period ended
September 30, 2008			$-	$(113,413)	(113,413)
December 31, 2008	225,000	225	92,245	(111,706)	(19,236)
Balance at December 31, 2008	51,169,000	$51,169	$324,846	$(280,069)	$95,946

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For period from Inception
	For the six months ended	April 8, 2008 through
	December 31, 2008	December 31, 2008
Cash Flow from Operating Activities:
Net loss	$(225,119)	$(280,069)
Minority interest in joint venture	(18,423)	(18,423)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	180	180
Noncash investment loss	3,534	3,534
Issuance of stock for services		25,000
Increase (Decrease) in:
Accounts payable	18,822	18,822
Accounts payable - Related party	(8,064)	-
Accrued Liabilities	36,090	44,292
Net Cash Used in Operating Activities	(192,980)	(206,664)

Cash Flow from Investing Activities:
Purchase of property and equipment	(972)	(2,117)
Note receivable from related party	(82,748)	(82,748)
Investment in equity investee	(553,036)	(553,036)
Return of investment capital	553,036	553,036
Investment in trading securites	(123,314)	(123,314)
Minority capital in joint venture	146,996	146,996
Net Cash Used in Investing Activities	(60,038)	(61,183)

Cash Flow from Financing Activities:
Proceeds from sale of stock	92,470	351,015
Borrowing from relate party	209,071	659,071
Payment of related party debt	(369,414)	(369,414)
Net Cash Used in / Provided by Financing Activities	(67,873)	640,672

Net Increase in Cash	(320,891)	372,825

Cash Balance at Beginning of Period	693,716	-

Cash Balance at End of Period	372,825	372,825

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Niusule Biotech Corporation (“the Company”) was incorporated in the State of Nevada on April 8, 2008.

The Company will manufacture and sell health foods and related products through a Chinese company as a joint venture.  The Company is currently in the process of capital formation and is considered as a development stage company as defined under Financial Accounting Standards Board (“FASB”) Statement No. 7

Presentation of Interim Information: The accompanying Parent Company-only financial statements have been prepared in order to comply with the rules and regulations of the Securities and Exchange Commission (SEC). The Company also presents consolidated financial statements.

The accompanying consolidated financial statements as of December 31, 2008, for the three months and six months ended December 31, 2008 and the period from inception April 8, 2008 to December 31, 2008 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The balance sheet as of June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. See audited financial statements of the Company in the registration statement on Form S-1/A filed with SEC on September 22, 2008.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2008, for the three months and the six months ended December 31, 2008, and for period from inception April 8, 2008 to December 31, 2008 have been made. The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the operating results for the full fiscal year.

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

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Cash: The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal.

Investment in Trading Securities: Investment in trading securities consist of trading securities, stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

Foreign currency translation:  The financial position and results of operations of Niusule’s foreign operations are measured using the foreign operation’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting translation gain and loss adjustment are recorded directly as a separate component of shareholder’s equity.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Net Income Per Share: Basic net income per share is computed using the weighted average number of common stocks outstanding during the period.  Diluted net income per share does not differ from basic net income per share as the Company lacks of dilutive items during the reporting period.

New Accounting Pronouncements:  The Company does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 – JOINT VENTURE

On April 11, 2008, Niusule entered into a joint venture agreement with a Chinese real estate corporation to form a joint venture company in China. Pursuant to the agreement, Niusule will contribute RMB 9 million (about $1.3 million U.S. dollar), representing 90% of the registered capital of the joint venture company. Niusule will manufacture and sell biopharmaceutical health foods and related products through this joint venture. There was no revenue generated for this joint venture before December 31, 2008 because the business license of this joint venture was not issued until July 16, 2008. Through December 31, 2008, Niusule has contributed $400,000 in the joint venture, representing approximately 73% interest as of that date. The joint venture is consolidated in the consolidated financial statements of the Company.

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTE PAYABLE-RELATED PARTY

Niusule borrowed $289,657 from related parties which includes $450,000 borrowing from Zhejiang Niusule Biotech, which is offset by $160,936 advance to the same entity. The debt of $450,000 borrowed from Zhejiang Niusule Biotech is due on May 26, 2011 and bears interest at rate of 8% per annum, which rate increases to 16% if Niusule fails to make the requires payments on this loan. As of December 31, 2008, the accrued interest related to the related party note payable was $12,452. Zhejiang Niusule Biotech is owned by Quinghua Hu, who is the chairman of the Board for the company.  The borrowing of $545,574 from Quinghua Hu, the chairman of the Company during the first quarter was paid back during the second quarter.

NOTE 4 – INCOME TAXES

Niusule uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. For the six months ended December 31, 2008, the provision of income tax $800 was the annual minimum tax to the state of California. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 5 – GAINS AND LOSSES ON TRADING SECURITIES

The gains (losses) on trading securities, net were as follows:

	For the three	For the six	Inception
	months ended	months ended	April 8, 2008 to
	December 31, 2008	December 31, 2008	December 31, 2008

Realized gain	2,582	2,582	2,582
Unrealized holding gain	1,410	1,410	1,410
Unrealized holding loss	(4,944)	(4,944)	(4,944)
Net	(952)	(952)	(952)

NOTE 6 – INVESTMENT IN EQUITY INVESTEE
Equity Interest in Anji Meibodeng Ciji Real Estate Corp

The company has withdrawn its 35% interest in Anji Meibodeng Ciji Real Estate Corp. in December 2008.

NIUSULE BIOTECH CORPORATION (PARENT COMPANY ONLY)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

As of	December 31,	June 30,
	2008	2008
ASSETS
Current Assets
Cash	$119,256	$693,716
Investment in trading securities, cost of $123,314	119,780	-
Total Current Assets	239,036	693,716

Property and equipment, net of accumulated depreciation of $133 and $0, repectively	1,012	1,145

Non-current Assets
Investment in joint venture	350,190	-
Total Non-current Assets	350,190	-

TOTAL ASSETS	$590,238	$694,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$44,292	$8,202
Accounts payable - Related parties	-	8,064
Total Current Liabilities	44,292	16,266

Long Term Liability
Notes payable - related party	450,000	450,000
Total Long Term Liability	450,000	450,000

TOTAL LIABILITIES	494,292	466,266

Stockholders' Equity Common stock, $0.001 par value; 100,000,000 shares authorized; 51,169,000 shares and 50,944,000 shares issued and outstanding, respectively	51,169	50,944
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	-	-
Additional paid-in capital	324,846	232,601
Accumulated deficit during the development stage	(280,069)	(54,950)
Total Stockholders' Equity	95,946	228,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$590,238	$694,861

See accompanying notes to interim unaudited parent company only financial statements

NIUSULE BIOTECH CORPORATION (PARENT COMPANY ONLY)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the six	Inception
	months ended	months ended	April 8, 2008 to
	December 31, 2008	December 31, 2008	December 31, 2008
Sales	$-	$-	$-

Cost of Sale	-	-	-

Gross Profit	-	-	-

Selling, General and Administrative Expenses	64,753	158,535	211,965

Operating Loss	(64,753)	(158,535)	(211,965)

Other Income (Expenses)
Equity in loss on joint venture	(37,113)	(49,809)	(49,809)
Interest expense	(9,096)	(18,096)	(21,549)
Interest income and others	1,008	3,073	5,006
Losses on trading securities, net	(952)	(952)	(952)
Total Other Expense	(46,153)	(65,784)	(67,304)

Net Loss before Income Taxes	(110,906)	(224,319)	(279,269)

Provision for Income Taxes	(800)	(800)	(800)
Net Loss	$(111,706)	$(225,119)	$(280,069)

Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares	50,946,446	50,945,223	46,817,172

See accompanying notes to interim unaudited parent company only financial statements

NIUSULE BIOTECH CORPORATION (PARENT COMPANY ONLY)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

		For period from Inception
	For the six months ended	April 8, 2008 through
	December 31, 2008	December 31, 2008
Cash Flow from Operating Activities:
Net loss	$(225,119)	$(280,069)
Equity loss in joint venture	49,809	49,809
Adjustment to reconcile net loss to
net cash used by operating activities:
Depreciation	133	133
Noncash investment loss	3,534	3,534
Issuance of stock for services	-	25,000
Increase (Decrease) in:
Accrued Liabilities	36,091	44,293
Accounts payable - Related party	(8,064)	-
Net Cash Used by Operating Activities	(143,616)	(157,300)

Cash Flow from Investing Activities:
Purchase of property and equipment	-	(1,145)
Investment in trading securities	(123,314)	(123,314)
Investment in joint venture	(400,000)	(400,000)
Net Cash Used by Investing Activities	(523,314)	(524,459)

Cash Flow from Financing Activities:
Proceeds from issuance of stock	92,470	351,015
Net borrowing from related party		450,000
Net Cash Provided by Financing Activities	92,470	801,015

Net Increase in Cash	(574,460)	119,256

Cash Balance at Beginning of Period	693,716	-

Cash Balance at End of Period	119,256	119,256

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to interim unaudited parent company only financial statements

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED PARENT COMPANY ONLY FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Niusule Biotech Corporation (“the Company”) was incorporated in the State of Nevada on April 8, 2008.

The Company will manufacture and sell health foods and related products through a Chinese company as a joint venture.  The Company is currently in the process of capital formation and is considered as a development stage company as defined under Financial Accounting Standards Board (“FASB”) Statement No. 7

Presentation of Interim Information: The accompanying Parent Company-only financial statements have been prepared in order to comply with the rules and regulations of the Securities and Exchange Commission (SEC). The Company also presents consolidated financial statements.

The accompanying parent-company only financial statements as of December 31, 2008, for the three months and six months ended December 31, 2008 and the period from inception April 8, 2008 to December 31, 2008 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The balance sheet as of June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. See audited financial statements of the Company in the registration statement on Form S-1/A filed with SEC on September 22, 2008.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2008, for the three months and the six months ended December 31, 2008, and for period from inception April 8, 2008 to December 31, 2008 have been made. The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the operating results for the full fiscal year.

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

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED PARENT COMPANY ONLY FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Cash: The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal.

Investment in Trading Securities: Investment in trading securities consist of trading securities, stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

Foreign currency translation:  The financial position and results of operations of Niusule’s foreign operations are measured using the foreign operation’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting translation gain and loss adjustment are recorded directly as a separate component of shareholder’s equity.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Net Income Per Share: Basic net income per share is computed using the weighted average number of common stocks outstanding during the period.  Diluted net income per share does not differ from basic net income per share as the Company lacks of dilutive items during the reporting period.

New Accounting Pronouncements:  The Company does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 – INVESTMENT IN JOINT VENTURE

On April 11, 2008, Niusule entered into a joint venture agreement with a Chinese real estate corporation to form a joint venture company in China. Pursuant to the agreement, Niusule will contribute RMB 9 million (about $1.3 million U.S. dollar), representing 90% of the registered capital of the joint venture company. Niusule will manufacture and sell biopharmaceutical health foods and related products through this joint venture. There was no revenue generated for this joint venture before December 31, 2008 because the business license of this joint venture was not issued until July 16, 2008. Through December 31, 2008, Niusule has contributed $400,000 in the joint venture, representing approximately 73% interest as of that date.

NIUSULE BIOTECH CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM UNAUDITED PARENT COMPANY ONLY FINANCIAL STATEMENTS

NOTE 3 – NOTE PAYABLE-RELATED PARTY

Niusule borrowed $450,000 from Zhejiang Niusule Biotech, which is due on may 26, 2011 and bears interest at rate of 8% per annum, which rate increases to 16% if Niusule fails to make the requires payments on this loan.  As of December 31, 2008, the accrued interest related to the related party note payable was $12,452. Zhejiang Niusule Biotech is owned by Quinghua Hu, who is the chairman of the Board of the Company.

NOTE 4 – INCOME TAXES

Niusule uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. For the six months ended December 31, 2008, the provision of income tax $800 was the annual minimum tax to the state of California. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 5 –GAINS AND LOSSES ON TRADING SECURITIES

The gains (losses) on trading securities, net were as follows:

	For the three	For the six	Inception
	months ended	months ended	April 8, 2008 to
	December 31, 2008	December 31, 2008	December 31, 2008

Realized gain	2,582	2,582	2,582
Unrealized holding gain	1,410	1,410	1,410
Unrealized holding loss	(4,944)	(4,944)	(4,944)
Net	(952)	(952)	(952)

NOTE 6 – INVESTMENT IN EQUITY INVESTEE
Equity Interest in Anji Meibodeng Ciji Real Estate Corp

The company has withdrawn its 35% interest in Anji Meibodeng Ciji Real Estate Corp. in December 2008.

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

Overview

Due to recent economic and health food market conditions in China, we have decided to refocus our short-term business plan to meet what we perceive as the urgent need to provide high quality health food to Chinese people.  We are in the process of forming a new wholly-owned subsidiary, Niusule Bioengineering (Hangzhou) Co., Ltd., to sell various health food and related products some of which we intend to import from the U.S.  In connection with our formation of this subsidiary:

•
We anticipate that we will submit the application to Hangzhou Foreign Trade & Economic Cooperation Bureau for the “Certificate of Approval for Establishment of Enterprises with Foreign Investment in the People’s Republic of China” of Niusule Bioengineering (Hangzhou) Co., Ltd. in February 2009.

•	We anticipate that we will submit the application to Hangzhou Industrial and Commerce Bureau for the Business License of Niusule Bioengineering (Hangzhou) Co., Ltd. in February 2009.

•
We anticipate that we will submit the application to Hangzhou Administration of Foreign Exchange for the Foreign Exchange Registration Certificate of Foreign-funded Enterprise of Niusule Bioengineering (Hangzhou) Co., Ltd. in February 2009.

Although we intend to build our own production plant in China as originally envisioned, we’ve withdrawn our 35% interest in Anji Meibodeng Ciji Real Estate Corp. in December 2008.  We plan to withdraw our investment in Zhejiang Baitai Bioengineering Corp. in 2009.  We postponed plans to develop the plant for several years.  In 2010, we plan to secure rights to U.S. biology technology for manufacturing health food products and then begin to plan the biopharmaceutical plant.

We intend to sell one or more of the following types of products:

•	Protein Powder
•	Eye Supplements
•	Vitamins
•	Fiber supplement
•	Sheep Placental extract
•	Grape Seed Extract
•	Calcium

Zhejiang Industrial and Commerce Bureau approved the name of Niusule Bioengineering (Hangzhou) Co., Ltd. on December 30, 2008.

Anticipated Actions During the Remainder of our Fiscal Year Ending June 30, 2009

We anticipate that we will sign production agreements with certain U.S. health food manufacturers in late February 2009. We are currently assessing suppliers, products and quantities.

We anticipate that we will execute the distribution agreement with Niusule Bioengineering (Hangzhou) Co., Ltd. in late March 2009 which we need to do in order to import and sell our products in China.

We anticipate that we will submit the application to Zhejiang Food and Drug Administration for the approval of health food used in Zhejiang Province in April 2009.

When Niusule Bioengineering (Hangzhou) Co., Ltd. is established and approved by government regulatory authorities, we plan to open 10 Niusule Health Food Stations in Zhejiang province to sell health food products, focusing on products imported from U.S.

We anticipate that we will open our first Niusule Health Food Shop in Hangzhou in March 2009.

We anticipate that we will begin importing U.S. health food products into China, and began to retail them in Zhejiang Province in May 2009.

We anticipate that we will open our second Niusule Health Food Shop in Hangzhou in May 2009.

We anticipate that we will start to promote our products through TV advertising in June 2009.

Termination of Participation in Joint Venture

We plan to terminate participation in Zhejiang Baitai Bioengineering Corp. in 2009.

Termination of Investment in Ciji

We’ve withdrawn our 35% interest in Anji Meibodeng Ciji Real Estate Corp. in December 2008.

Development Stage Expenditures

Development stage expenditures from inception on April 8, 2008 through December 31, 2008 were $280,900, which consisted primarily of selling, general and administrative expenses related to our formation and legal, accounting and other fees related to our formation and the filing of our registration statement on Form S-1.

Financial Condition, Liquidity and Capital Resources

Niusule borrowed $289,657 from related parties which includes $450,000 borrowing from Zhejiang Niusule Biotech, which is offset by $160,936 advance to the same entity. The debt of $450,000 borrowed from Zhejiang Niusule Biotech  is due on May 26, 2011 and bears interest at rate of 8% per annum, which rate increases to 16% if Niusule fails to make the requires payments on this loan.  As of December 31, 2008, the accrued interest related to the related party note payable was $12,452. Zhejiang Niusule Biotech is owned by Quinghua Hu, who is the chairman of the Board for the company. The borrowing of $545,574 from Quinghua Hu, the chairman of the Company during the first quarter was paid back during the second quarter.

Our principal capital resources have been acquired through the sale of shares of our common stock and a loan of $289,657 from related parties.

Plan of Operations

Cash Requirements

We are forming a new wholly-owned subsidiary, Niusule Bioengineering (Hangzhou) Co., Ltd., to sell various health food and related products which we intend to import from the U.S in the People’s Republic of China. We own 100% of the Venture. All the activities of the
Venture will be carried on in accordance with the laws, decrees, rules and regulations of the Peoples’ Republic of China. The Venture will take the form of a limited liability company. The Venture will continue indefinitely commencing the date on which the business license of the Venture is issued. If the Venture is liquidated the properties of the Venture will be distributed to us.

We will be liable for the Venture’s debts only to the extent of its registered capital. Initially, the total investment in the Venture is set at $1,000,000, of which $290,000 as registered capital. Registered capital constitutes a form of shareholder equity required to form the Venture, and we will be unable to withdraw under ordinary circumstances during the lifetime of the Venture.

We currently have sufficient financial resources to fund our initial financial obligation under the Articles of the Venture. It provides that we only have to make an initial contribution of 15% of the total contribution, or $43,500 within three months of the issuance of the business license. The remaining contribution does not have to be paid until two years after issuance of the business license. We anticipate raising this amount through a future offering of our securities, loans from our officers or directors or third parties, or some combination thereof. We currently have no agreement, commitment or understanding for securing this additional funding.

For the next 12 months, we intend to provide funding for the following；

•	Rent of Niusule Health Food Shop $125,000
•	Investment in Niusule Health Food Station $5000
•	Investment in Niusule Health Food Shop $125,000
•	Investment in Niusule Bioengineering (Hangzhou) Co., Ltd $150,000
•	Production of health food $3,500,000
•	Approval for the products $ 100,000
•	Advertisements $ 500,000
•	General and Administrative Expenses $ 500,000
•	Fees of attorney, CPA, auditor, etc $ 200,000

We intend to provide funding for the above through a combination of the private placement of its equity securities, the public sales of its equity securities and limited borrowing from banks located in Eastern China. We have no agreement, commitment or understanding to secure any such funding.

As of the date of this report, we have sufficient funds to maintain minimal operations.

Our independent auditors have indicated that there is uncertainty regarding our ability to construct and commence operations of our manufacturing plan without additional financing.  We have a history of operating losses, limited funds and no agreements, commitments or understandings to secure additional financing. Management's plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay for construction of our plant until we commence production and sales. Our future success of is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our financial position, results of operations and its ability to continue in existence.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, under the direction of our Chief Executive Officer/ Chief Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2008 and concluded that our disclosure controls and procedures were not effective as of December 31, 2008 primarily due the following:  We had a material weakness related to the recording of our withdrawn of investment in Ciji and related debts to affiliates.  The material weakness also relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of financial statements, footnotes and financial data all of our financial reporting is carried out by or under the direction of our CEO/CFO, and we do not have an audit committee or independent CEO to monitor or review the work performed.   We are, in fact, a small, relatively simple operation from a financial point of view.  The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  In order to mitigate this material weakness to the fullest extent possible, as soon as our finances allow, we will hire an independent Chief Financial Officer.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2008 we terminated two private placements of our common stock.  In one placement, there were 3 U.S. purchasers with 65,000 shares aggregate and 6 non-U.S. purchasers with 80,000 shares aggregate at a price of $.50 per share and total aggregate consideration of $72,500.  In a second placement, there were 3 non-U.S. purchasers with 80,000 shares aggregate at a price of $.25 per share and total aggregate consideration of $20,000.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to US citizens or residents.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.
•	Restrictive legends were and will be placed on all certificates issued as described above.
•	The distribution did not involve general solicitation or advertising.
•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;
•	We placed Regulation S required restrictive legends on all certificates issued;

•	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
•	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•	Access to all our books and records.
•	Access to all material contracts and documents relating to our operations.
•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIUSULE BIOTECH CORP.

Date: February 12, 2009	By:	/s/ Qinghua Hu
Qinghua Hu, Chief Executive Officer and Chief Financial Officer