Form 10-Q
period 2009-03-31
Niusule Biotech Corp.
filed 2009-05-15
CIK 1439569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

As of May 15, 2009, the Company had 51,189,000 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NIUSULE BIOTECH CORPORATION

BALANCE SHEETS (Unaudited)

As of	March 31,	June 30,
	2009	2008

ASSETS
Current Assets
Cash	$116,211	$693,716
Inventory	1,944
Investment in trading securities, cost of $28,851	20,240	-
Other receivable	13,000	-
Total Current Assets	151,395	693,716

Property and equipment, net of accumulated depreciation of $253	2,150	1,145

Non-current Assets
Deposit	1,300
Total Non-current Assets	1,300	-

TOTAL ASSETS	$154,845	$694,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Account payable	$25,000	$-
Accounts payable - Related parties	-	8,064
Accrued liabilities	2,056	8,202
Total Current Liabilities	27,056	16,266

Long Term Liability
Notes payable - related party	-	450,000
Total Long Term Liability	-	450,000

TOTAL LIABILITIES	27,056	466,266

Minority Interest	-

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,189,000 shares and 50,944,000 shares issued and outstanding	51,189	50,944
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	-	-
Additional paid-in capital	797,826	232,601
Accumulated deficit during the development stage	(721,226)	(54,950)
Total Stockholders' Equity	127,789	228,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$154,845	$694,861

See accompanying notes to interim unaudited financial statements

NIUSULE BIOTECH CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the nine
	months ended	months ended
	March 31, 2009	March 31, 2009
Sales	$52,918	$52,918
Cost of Sale	27,522	27,522
Gross Profit	25,396	25,396
Selling, General and Administrative Expenses	52,601	211,136

Operating Loss	(27,205)	(185,740)

Other Income (Expenses)
Interest expense	(9,455)	(27,551)
Interest income and others	275	3,348
Losses on trading securities, net	(54,581)	(55,533)
Total Other Expense	(63,761)	(79,736)

Loss from continuing operations before income tax	(90,966)	(265,476)
Provision for Income Taxes	-	(800)
Loss from continuing operations	$(90,966)	$(266,276)

Loss from discontinued operations	(350,190)	(400,000)

Net Loss	(441,156)	(666,276)
Net Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)
continuing operations	(0.00)	(0.01)
discontinuing operations	(0.01)	(0.01)
Weighted Average Number of Shares	51,169,220	51,018,527

See accompanying notes to interim unaudited financial statements

NIUSULE BIOTECH CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended
March 31, 2009
Cash Flow from Operating Activities:
Net loss	$(666,276)
Loss from discontinued operations	400,000
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	253
Inventory	(1,944)
Other receivable	(13,000)
Deposit	(1,300)
Noncash investment loss	8,611
Increase (Decrease) in:
Accounts payable	25,000
Accounts payable - Related party	(8,064)
Accrued Liabilities	11,854
Net Cash Used in Operating Activities	(244,866)

Cash Flow from Investing Activities:
Purchase of property and equipment	(1,258)
Investment in trading securites	(28,851)
Investment in joint venture	(400,000)
Net Cash Used in Investing Activities	(430,109)

Cash Flow from Financing Activities:
Proceeds from sale of stock	97,470
Net Cash Used in / Provided by Financing Activities	97,470

Net Increase in Cash	(577,505)

Cash Balance at Beginning of Period	693,716

Cash Balance at End of Period	116,211

Supplemental Disclosures:
Interest Paid	$-
Taxes Paid	$-
Non-cash Disclosure
Cancellation of debt from reltaed party	$468,000

See accompanying notes to interim unaudited financial statements

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Niusule Biotech Corporation (“the Company”) was incorporated in the State of Nevada on April 8, 2008.

The Company sells health foods and related products through a wholly-owned subsidiary.

Presentation of Interim Information: The accompanying financial statements have been prepared in order to comply with the rules and regulations of the Securities and Exchange Commission (SEC).

The accompanying financial statements as of March 31, 2009, for the three months and nine months ended March 31, 2009 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The balance sheet as of June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. See audited financial statements of the Company in the registration statement on Form S-1/A filed with SEC on September 22, 2008.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2009, for the three months and the nine months ended March 31, 2009have been made. The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year.

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

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements:  The Company does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 – JOINT VENTURE

On April 11, 2008, Niusule entered into a joint venture agreement with a Chinese real estate corporation to form a joint venture company in China. Pursuant to the agreement, Niusule will contribute RMB 9 million (about $1.3 million U.S. dollar), representing 90% of the registered capital of the joint venture company. Niusule will manufacture and sell biopharmaceutical health foods and related products through this joint venture. There was no revenue generated for this joint venture before March 31, 2009 because the business license of this joint venture was not issued until July 16, 2008. Through March 31, 2009, Niusule has contributed $400,000 in the joint venture, representing approximately 73% interest as of that date. In March 2009, Niusule withdrew the investment in the joint venture. Niusule’s share of loss in the joint venture and the loss from discontinued subsidiary were recorded in the financial statements.

NOTE 3 – NOTE PAYABLE-RELATED PARTY

Niusule borrowed $450,000 from Zhejiang Niusule Biotech which is due on May 26, 2011 and bears interest at rate of 8% per annum, which rate increases to 16% if Niusule fails to make the requires payments on this loan. As of March 31, 2009, Quinghua Hu, who owns Zhejiang Niusule Biotech and is the chairman of the Board for the company, cancelled the debt of $450,000 and the related accrued interest. Total cancelled debt for $468,000 was recorded as additional paid-in capital due to the fact that Ms Hu controls both companies involved.

NOTE 4 – GAINS AND LOSSES ON TRADING SECURITIES

The gains (losses) on trading securities, net were as follows:

	For the three	For the nine
	months ended	months ended
	March 31, 2009	March 31, 2009

Realized gain (loss)	(49,504)	(46,922)
Unrealized holding loss	(5,077)	(8,611)
Net	(54,581)	(55,533)

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

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

Overview

Due to recent economic and health food market conditions in China, we have decided to refocus our short-term business plan to meet what we perceive as the urgent need to provide high quality health food to Chinese people.   We have formed a new wholly-owned subsidiary, Niusule Bioengineering (Hangzhou) Co., Ltd., to sell high quality U.S. health food to Chinese market, focusing first on Hangzhou China.  In connection with our formation of this subsidiary:


We’ve received “Certificate of Approval for Establishment of Enterprises with Foreign Investment in the People’s Republic of China” of Niusule Bioengineering (Hangzhou) Co., Ltd from Zhejiang Foreign Trade & Economic Cooperation Bureau on March 2, 2009.

	We’ve received the Business License of Niusule Bioengineering (Hangzhou) Co., Ltd from Hangzhou Industrial and Commerce Bureau on March 4, 2009.


We’ve received the Foreign Exchange Registration Certificate of Foreign-Funded Enterprise of Niusule Bioengineering (Hangzhou) Co., Ltd from Hangzhou Administration of Foreign Exchange on March 17, 2009.

Arizona Nutritional Sciences developed the formula for a product called PlantFusion protein, a protein powder designed to be mixed into protein shakes.  The powder is hypoallergenic, meaning no dairy, no soy, no animal, and no gluten We signed non-exclusive agreement for the distribution and sale of PlantFusion protein throughout China and Southeast Asia on March 16, 2009. If we establish an annual turnover rate of $500,000 during a 12 month period, we shall have exclusive rights for 1 year after 6 months introductory period.

We attended the Sixth China International Nutrition & Health Food Organic Products Exhibition in Guangzhou from March 19 to 21, 2009.

We signed Purchase Order with Guangzhou Huafo Co.,Ltd for the distribution and sales of PlantFusion protein on March 30. The total amount is $1,031,400.00.

Through our new subsidiary Niusule Bioengineering(Hangzhou) Co.,Ltd, we began to sell PlantFusion protein in Hangzhou in April and successfully introduced PlantFusion protein into Hangzhou Tower, the biggest shopping mall in Zhejiang province.

On April 29, we began to advertise on radio so as to promote our products.

We’ve withdrawn our investment in Zhejiang Baitai Bioengineering Corp. in March 2009.
In 2010, we plan to secure rights to U.S. biology technology for manufacturing health food products and then begin to plan the biopharmaceutical plant.

Anticipated Actions During the Remainder of our Fiscal Year Ending June 30, 2009

We began to sell PlantFusion protein in April online through Niusule Health Food Station’s website.   We anticipate that we will open our first physical location of our Niusule Health Food Shop in Hangzhou in June 2009.

We plan to slow down our plan to building a production plant in China and to accelerate our focus on the sale of protein products.

Plan of Operations

Cash Requirements

We’ve formed a new wholly-owned subsidiary, Niusule Bioengineering (Hangzhou) Co., Ltd., to sell various health food and related products which we intend to import from the U.S in the People’s Republic of China. We own 100% of the Subsidiary. All the activities of the Subsidiary will be carried on in accordance with the laws, decrees, rules and regulations of the Peoples’ Republic of China. The Subsidiary takes the form of a limited liability company. The Subsidiary will continue 30 years commencing the date on which the business license of the Subsidiary is issued. If the Subsidiary is liquidated the properties of the Subsidiary will be distributed to us.

We will be liable for the Subsidiary’s debts only to the extent of its registered capital. Initially, the total investment in the Subsidiary is set at $1,000,000, of which $290,000 as registered capital. Registered capital constitutes a form of shareholder equity required to form the Subsidiary, and we will be unable to withdraw under ordinary circumstances during the lifetime of the Subsidiary.

We currently have sufficient financial resources to fund our initial financial obligation under the Articles of the Subsidiary. It provides that we only have to make an initial contribution of 30% of the total contribution, or $87,000 within three months of the issuance of the business license. The remaining contribution does not have to be paid until two years after issuance of the business license. We anticipate raising this amount through a future offering of our securities, loans from our officers or directors or third parties, or some combination thereof. We currently have no agreement, commitment or understanding for securing this additional funding.

For the next 12 months, we intend to provide funding for the following；

Rent of Niusule Health Food Shop	$125,000
Investment in Niusule Health Food Station	$5000
Investment in Niusule Health Food Shop	$125,000
Investment in Niusule Bioengineering (Hangzhou) Co., Ltd	$150,000
Production of health food	$3,500,000
Approval for the products	$100,000
Advertisements	$500,000
General and Administrative Expenses	$500,000
Fees of attorney, CPA, auditor, etc	$200,000

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

Results of Operations – Three months and nine months ended March 31, 2009.

Revenue

For the three months and nine months ended March 31, 2009, we had revenue of $52,918 from sales of health related products to China.

Cost of Revenue

During the three months and nine months ended March 31, 2009, the Company incurred the total cost of goods sold of $27,522 for the purchases of health products, resulting in gross profit of $25,396.

Expense

During the three months and nine months ended March 31, 2009, the Company incurred total selling, general and administrative expenses of $52,601 and $211,136.  Among of the expenses, payroll and related expenses were $19,169 and $103,169; professional expenses were $14,199 and $71,683; travel expenses were $9,041 and $17,830 respectively.

Net Loss

The Company incurred net loss of $441,156 and $666,276 for three months and nine months ended March 31, 2009. The loss is mainly from discontinued subsidiary.

Income Taxes

The Company paid $800 annual minimum tax to California due to the net operation loss.

Cash Flow

Cash flow for nine months ended March 31, 2009 was decreased by $577,505; among which $244,866 was used in operating activities. Other receivable was the most significant driver resulting in $13,000 cash outflow among operating activities. $430,109 was used in investing activities, mainly used in the investment in joint venture.  And $97,470 was cash provided from financing activities due to the stock issuance.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $116,211 and $693,716 at March 31, 2009 and June 30, 2008.

Total debts of the Company were $27,056 at March 31, 2009 and $466,266 at June 30, 2008. The loan $450,000 from related party plus the accrued interest totaling $468,000 was cancelled and recorded as additional paid-in capital at March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, under the direction of our Chief Executive Officer/ Chief Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2009 and concluded that our disclosure controls and procedures were not effective as of March 31, 2009 primarily due the following:    The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of financial statements, footnotes and financial data all of our financial reporting is carried out by or under the direction of our CEO/CFO, and we do not have an audit committee or independent CEO to monitor or review the work performed.   We are, in fact, a small, relatively simple operation from a financial point of view.  The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  In order to mitigate this material weakness to the fullest extent possible, as soon as our finances allow, we will hire an independent Chief Financial Officer.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Agreement with Arizona Nutritional Sciences

31.1	Certification of the Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIUSULE BIOTECH CORP.

Date: May 15, 2009	By:	/s/ Qinghua Hu
Qinghua Hu, Chief Executive Officer and Chief Financial Officer