Form 10-K
period 2009-06-30
Niusule Biotech Corp.
filed 2009-10-13
CIK 1439569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

Securities registered under Section 12(b) of the Exchange Act:          None

Securities registered under Section 12(g) of the Exchange Act:          None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☒ No ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and  will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Set the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates computed by reference to the price of $.60 at September 27, 2009 was $713,400 as of September 27, 2009.

As of, September 27, 2009 there were 51,189,000 outstanding shares of the issuer’s common stock, $.001 par value per share.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

PART I

Item 1. Business.

Organization

Niusule Biotech Corp. is a Nevada corporation formed on April 8, 2008, with registered address at 2533 North Carson Street, Carson City, NV 89706-0242.

General

Due to the economic and health food market conditions in China in 2008, we have adjusted our strategy in 2009 and have decided to refocus our short-term business plan to meet what we perceive as the urgent need to provide high quality health food to Chinese people.   We have formed a new wholly-owned subsidiary, Niusule Bioengineering (Hangzhou) Co. Ltd. on March 4, 2009. We aim to sell high quality U.S. health food to Chinese market and speed up the trade between China and U.S.

We’ve received the Approval to wholesale and retail health food products in the People’s Republic of China on March 4, 2009. We’ve brought PlantFusion protein and Gummy Bears into China through Niusule Bioengineering (Hangzhou) Co., Ltd and plan to distribute and promote our products by provincial/municipal dealers ..

We began to sell PlantFusion protein in Hangzhou Tower, the biggest shopping mall in Zhejiang province, on July 24, 2009.

We began to sell PlantFusion protein in Hangzhou Jiebai Group Co., Ltd and Hangzhou Stadium on August 25, 2009.

We began to sell Gummy Bears in Hangzhou Tower and Hangzhou Jiebai Group Co., Ltd on September 16, 2009.

On July 20, 2009, we began to advertise in newspapers, brochures and mobile so as to promote our products.

We plan to slow down our plan to building a production plant in China and to accelerate our focus on the sale of these products during fiscal year 2010.

Products

PlantFusion

PlantFusion combines the latest advancements in protein technology to provide an allergen free, easy to digest, multi-sourced plant based protein. Its proprietary blend is formulated to provide a complete protein with an optimized amino acid profile that’s infused with Branched Chain Amino Acids & L- Glutamine to support health and nutrition. In addition, PlantFusion contains a proprietary enzyme blend which supports easy digestion and absorption.  Features and benefits include:

•	Hypoallergenic means No Dairy, No Soy, No Animal, and No Gluten.
•	100% Natural and Non-GMO
•	Vegan and vegetarian approved.
•	Gentle to the stomach unlike other leading brands of protein.
•	A complete amino acid profile that is infused with muscle craving Branched Chained Amino Acids and L-Glutamine.
•	Artichoke protein is rich in Inulin and Cynarin for stomach and liver support. +
•	21g of concentrated protein per serving in one small scoop, the highest percentage concentrate in its class (over 70%).
•	A proprietary enzyme blend that includes bromelain and alpha galactosidase to support digestion and maximum absorption without any gas or irritation. +
•	Low Glycemic Load
•	Cholesterol Free
•	No Xylitol, Maltitol, or Sorbitol (sugar alcohols)
•	Free of all major allergens. PlantFusion does not contain any of the eight major allergens that are typically found in other leading protein powders.
•	Competitive price. PlantFusion provides a solution to the rapidly growing costs of dairy and soy proteins.
•	Eco-friendly - Our protein sources do not negatively impact the soil, environment or our communities.
•	Easy to blend. Three quick shakes in a shaker cup is all that is needed!
•	Uncommonly great tasting flavors, Vanilla Bean, Chocolate, Berry and Natural (unflavored)
•
PlantFusion's proprietary blend follows the recommended source combination needed to ensure a perfect PDCAAS score (the international ranking for protein digestibility). Other protein blends using sources such as hemp, oat and casein do not.

Arizona Nutritional Sciences developed the formula PlantFusion.  We signed non-exclusive agreement for the distribution and sale of PlantFusion protein throughout China and Southeast Asia on March 16, 2009. If we establish an annual turnover rate of $500,000 during a 12 month period, we shall have exclusive rights for 1 year after 6 months introductory period.

Gummy Bears

Unlike traditional candy Gummy Bears, the Gummy Bears we sell are both a multivitamin formula and a formula fortified with Vitamin D, Calcium and Phosphorus.

Our Gummy Bears are manufactured in the U.S. by Santa Cruz Nutritionals.  We purchase on a purchase order basis and have no long-term agreement with Santa Cruz Nutritionals.

Distribution

We intend to sell our products by ourselves in Zhejiang province. In the other provinces, we’ll outsource marketing by entering into agreements with third-party distributors with established companies to market, sell and distribute our products. As of the date hereof, we have not entered into any contracts with distributors for the sale of our products. We have commenced actively negotiating such contracts to secure competent sales and distribution representation for the subsidiary, both locally and throughout China. If we are unable to secure the services of third party distributors or if any of the entities that we contract with breaches or terminates our distribution contracts or is unable to provide any of the services contracted for, we will directly market our products.

Environmental Compliance

We do not expect to incur any substantial costs in connection with environmental compliance with our current activities.

Intellectual Property

We have applied for the Gummy Bears trademark registration with China Trademark Office? on August 28, 2009.

Competition

Competition in the health foods industry is intense. In the market for the sale health food products, there are many competitors, some of which are significantly larger, have access to much more important resources or capital than us, or have established reputations among potential customers. We will face formidable competition in every aspect of our business, and particularly from companies that are already selling health foods. We will face competitive challenges from larger facilities and organizations that sell a wider range and larger quantity of products than we can.

Some of the entities selling substantial amounts of health food products in China include: Amway (China), Shanghai Gold partner Biotech Co., Ltd. and Sino-American Shanghai Squibb Pharmaceuticals Ltd. We will be a small player in the market compared to these competitors.

Legal System of the People’s Republic of China

China's legal system is based on written statutes and their interpretation by the Supreme People's Court. Prior court decisions may be cited for reference but have limited value as precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. In addition, as the Chinese legal system develops, we cannot assure that changes in such laws and regulations, and their interpretation or their enforcement will not have a material adverse affect on our business operations.

Employees

As of the date hereof, the Subsidiary has thirty employees in China, as follows:

Full time:

•	Clerical –5
•	Operations –4
•	Administrative – 3
•	Management –5
•	Sales –10

Part time:

•	Management –1
•	Sales –2

Item 2.  Properties.

We have the following office space in U.S.:

•	Address: 1212 S. 5th Ave., Unit G, Monrovia, CA 91016
•	Number of Square Feet: 1160
•	Name of Landlord: Al Cabraloff, CF Management
•	Term of Lease: March 23, 2009 to March 31, 2012
•	Monthly Rental: $1300

We have the following office space in China:

•	Address: Room 1301-2 Central Bldg., #271 S. Hushu Rd., Hangzhou, China 310005
•	Number of Square Feet: 2721.87
•	Name of Landlord: AMP （Hangzhou）Co., Ltd
•	Term of Lease: From May 1, 2008 to December 12, 2010
•	Monthly Rental: No charge

The property is adequate for current needs.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth year of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Niusule Biotech Corp. (OTCBB: NIUS) completed the necessary SEC filings and began trading as a publicly held company on December 30, 2008.

The following table sets forth the range of high and low bid prices of our common stock as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium, as compiled by Pink Sheets LLC for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions or trades.

COMMON STOCK

Period Ended	HIGH BID	LOW BID
June 30, 2009	$0.68	$0.55
March 31, 2009	0.68	0.25
December 31, 2008	0.25	0.25

Holders of Record

As of September 27, 2009, there were approximately 47 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the year ended June 30, 2009, the Company sold 225,000 shares of common stock to two non- U.S. investors for the total proceeds of $92,470. The Company also received $2,000 stock subscriptions which were issued in September.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

☐	None of these issuances involved underwriters, underwriting discounts or commissions;
☐	We placed Regulation S required restrictive legends on all certificates issued;
☐	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
☐	No direct selling efforts of the Regulation S offering were made in the United States.

Item 6.  Selected Consolidated Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we will issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Overview

Due to the economic and health food market conditions in China in 2008, we have adjusted our strategy in 2009 and have decided to refocus our short-term business plan to meet what we perceive as the urgent need to provide high quality health food to Chinese people.   We have formed a new wholly-owned subsidiary, Niusule Bioengineering (Hangzhou) Co. Ltd. on March 4, 2009. We aim to sell high quality U.S. health food to Chinese market and speed up the trade between China and U.S.

We’ve received the Approval to wholesale and retail health food products in the People’s Republic of China on March 4, 2009. We’ve brought PlantFusion protein and Gummy Bears into China through Niusule Bioengineering (Hangzhou) Co., Ltd and plan to distribute and promote our products by provincial/municipal dealers ..

We began to sell PlantFusion protein in Hangzhou Tower, the biggest shopping mall in Zhejiang province, on July 24, 2009.

We began to sell PlantFusion protein in Hangzhou Jiebai Group Co., Ltd and Hangzhou Stadium on August 25, 2009.

We began to sell Gummy Bears in Hangzhou Tower and Hangzhou Jiebai Group Co., Ltd on September 16, 2009.

On July 20, 2009, we began to advertise in newspapers, brochures and mobile so as to promote our products.

We plan to slow down our plan to building a production plant in China and to accelerate our focus on the sale of these products during fiscal year 2010.

Results of Operations

Comparison of the Year ended June 30, 2008 to the Year ended June 30, 2009

Revenue for 2009 was $55,726 which was an increase of $55,726 from our revenue for 2008, which was $0.  Our revenue increased primarily due to sales of PlantFusion protein and Gummy Bears which are recognized monthly.

Our cost of goods sold increased $30,155, to $30,155, for 2009, as compared to cost of goods sold of $0 for 2008.

We had gross profit of $25,571 for 2009, which was an increase of $25,571 when compared to our gross profit for 2008, which was $0.

Our operating expenses increased $288,509, to$341,941 for 2009, as compared to operating expenses of $53,432 for 2008. Our operating expenses for 2009 included $341,427 in general and administrative costs, a $287,995 increase over general and administrative expense of $53,432 for 2008; and depreciation and amortization expense of $514 which was an increase of $514 over depreciation and amortization expense of $0 for 2008. The increase in operating expenses was primarily due to increased expenses related to payroll, but also included non-material increases in our rent, increased general office expenses due to increases in our staff, increased expenses related to public company filings and compliance, and increases in our advertising, public relations, and investor relations expenses.  Other income and losses included an increase in interest expense of $24,140, to $27,592 for 2009, as compared to interest expense of $3,452 for 2008; interest income of $3,380 for 2009, which was an increase of $1,446 over interest income in 2008, which was $1,934.

We had a net loss of $773,182 for 2009, which represented an increase of $718,232 from our net loss for 2008, which was $54,950.

Liquidity and Capital Resources

We had total assets of $150,208 as of June 30, 2009, which consisted of total current assets of $140,505, which itself included cash of $89,295, inventory of $15,194 prepaid expenses of $12,223, short-term investment of $8,340, other receivable of $15,453. Other assets included property and equipment of $8,403, and deposit of $1,300.

We had total liabilities of $132,325 as of June 30, 2009, which consisted of $25,000 of accounts payable, $59,432 of other current liabilities.  Long-term liabilities included and notes payable to related party of $47,893.

We had an accumulated deficit of $828,132, as of June 30, 2009.

We had net cash used in operating activities of ($329,518) for the year ended June 30, 2009, which consisted of net loss of ($773,182), loss from discontinued operations of $400,000, depreciation of $514 , noncash investment loss of $1,154, changes in inventory of ($15,194), prepaid expenses of ($12,223 ), deposit of ($1,300), other receivable of ($15,453) and accounts payable and accrued liabilities of $86,166 .

We had net cash used by investing activities of ($417,266) for the year ended June 30, 2009, which consisted of purchase of property and equipment of ($7,772), investment in trading securities of ($9,494) and investment in discontinued operations of ($400,000).

We had $142,363 in net cash provided by financing activities for the year ended June 30, 2009, which consisted of common stock issued for cash of $94,470, and loan from related party of $47,893.

From July 1, 2008 to June 30, 2009, we sold 225,000 shares of our Common Stock in two offerings, without any involvement of underwriters or broker-dealers, to 12 investors in consideration for an aggregate amount of $92,470. The price per share was $0.50 and $0.25 in the two offerings.

Historically our cash has been provided by issuance of common stock and loan from related party. As we expand, we may need to make sizeable cash commitments to secure inventory, and the impact of this potential trend on our business is uncertain. Our mix of capital resources has shifted from short-term debt to equity-based financing as we became a public company, which caused dilution of current shareholders. Because we keep minimal inventories and receivables, the predominant component of our liquidity is our cash on hand. We also anticipate that continued growth of our company will require a substantial increase in capital needs. We believe that we can better serve these future capital requirements by issuing equity.

We suffered losses of $773,182 and $54,950 in 2008 and 2007, respectively, had an accumulated deficit of $828,132 and a working capital surplus of $8,180 at June 30, 2009. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and attaining profitable operations.  We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available to us on favorable terms, if at all.

Cash Requirements

We’ve formed a new wholly-owned subsidiary, Niusule Bioengineering (Hangzhou) Co., Ltd., to sell PlantFusion protein, Gummy Bears and various health food and related products which we intend to import from the U.S in the People’s Republic of China. We own 100% of the Subsidiary. All the activities of the Subsidiary will be carried on in accordance with the laws, decrees, rules and regulations of the Peoples’ Republic of China. The Subsidiary takes the form of a limited liability company. The Subsidiary will continue 30 years commencing the date on which the business license of the Subsidiary is issued. If the Subsidiary is liquidated the properties of the Subsidiary will be distributed to us.

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

We currently have sufficient financial resources to fund our initial financial obligation under the Articles of the Subsidiary. We have contributed $500,000 and the remaining contribution does not have to be paid until two years after issuance of the business license. We anticipate raising this amount through a future offering of our securities, loans from our officers or directors or third parties, or some combination thereof. We currently have no agreement, commitment or understanding for securing this additional funding.

For the next 12 months, we intend to provide funding for the following:

PlantFusion protein product liquid fund	$1,000,000
Gummy Bears product liquid fund	$2,000,000
Investment in Niusule Health Food Station(internet)	$50,000
Investment in Niusule Health Food Shop	$500,000
Investment in Niusule Bioengineering (Hangzhou) Co., Ltd	$500,000
Advertisements	$1,200,000
General and Administrative Expenses	$800,000
Fees of attorney, CPA, auditor, etc	$200,000

We intend to provide funding for the above through a combination of the private placement of its equity securities, the public sales of its equity securities and limited borrowing from banks both in China and U.S. We have no agreement, commitment or understanding to secure any such funding

As of the date of this report, we have sufficient funds to maintain minimal operations.

Our independent auditors have indicated that there is uncertainty regarding our ability to import and sell our products in China and all over Asia without additional financing.  We have a history of operating losses, limited funds and no agreements, commitments or understandings to secure additional financing. Management's plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay for construction of our plant until we commence production and sales. Our future success of is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our financial position, results of operations and its ability to continue in existence.

Accordingly, our accountants have indicated there is substantial doubt about our ability to continue as a going concern over the next twelve months. Revenues have not been sufficient to cover operating costs and to allow us to continue as a going concern. Our poor financial condition could inhibit our ability to continue in business or achieve our business plan.

Off-Balance Sheet Arrangements

None

Commitments and Contingencies

The Company leases its main operating facilities under an operating lease which expires March 31, 2012. The Company also provides housing Total rent expense for the years ended June 30, 2009 and 2008 was $8,977 and $0, respectively.

Minimum future lease payments under these leases are as follows for the years ended June 30:

2010	$15,600
2011	15,600
2012	11,700
Total	$42,900

Summary of Critical Accounting Estimates

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers. No provisions were established for estimated product returns and allowances based on the Company’s historical experience.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Investment in Trading Securities: Investment in trading securities consist of trading securities, stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

Fair Value Measurements: On January 1, 2008, the Company adopted the provision of SFAS No. 157, "Fair Value Measurements," except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date ahs been delayed by one year. The Company measures at fair value certain financial assets and liabilities, including its marketable securities trading

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

Foreign currency translation:  The financial position and results of operations of our foreign operations are measured using the foreign operation’s local currency as the functional currency. Revenues and expanses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting translation gain and loss adjustment are recorded directly as a separate component of shareholder’s equity.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

We also adopted Financial Accounting Standards Board (“FASB”) Interpretation No.  FIN 48, “Accounting for Uncertainty in Income Taxes”, and FSP FIN 48-1 which amended certain provisions of FIN 48. FIN 49 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Fin 48 provides that a tax benefit from un certain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In connection with the adoption of FIN 48, we analyzed the filing positions in all of the federal, state and foreign jurisdictions where we and our subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. We adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. We did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended June 30, 2009 and 2008.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

HAROLD Y. SPECTOR, CPA	SPECTOR, WONG & DAVIDIAN, LLP	70 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	Certified Public Accountants	SUITE 630
Z. DAVID DAVIDIAN, CPA	1- (888) 584-5577	PASADENA, CA 91101
FAX (626) 584-6447
admin@swdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Niusule Biotech Corp.

We have audited the accompanying consolidated balance sheets of Niusule Biotech Corp. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from Inception April 8, 2008 to June 30, 2008 and for the year ended June 30, 2009. Niusule Biotech Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Niusule Biotech Corp. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for period from Inception April 8, 2008 to June 30, 2008, and for the year ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector, Wong & Davidian, LLP
Pasadena, California
October 6, 2009

NIUSULE BIOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of	June 30,	June 30,
	2009	2008

ASSETS
Current Assets
Cash	$89,295	$693,716
Inventory	15,194	-
Investment in trading securities, cost of $9,494	8,340	-
Other receivable	15,453	-
Prepaid expenses	12,223	-
Total Current Assets	140,505	693,716

Property and equipment, net of accumulated depreciation
of $514 and $0 for June 30, 2009 and June 30, 2008, respectively	8,403	1,145

Other Assets
Deposit	1,300	-
Total Other Assets	1,300	-

TOTAL ASSETS	$150,208	$694,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$25,000	$-
Accounts payable - Related parties	-	8,064
Accrued liabilities	20,264	8,202
Other payable	39,168	-
Short-term notes payable to related party	47,893	-
Total Current Liabilities	132,325	16,266

Long Term Liability
Long-term notes payable to related party	-	450,000
Total Long Term Liability	-	450,000

TOTAL LIABILITIES	132,325	466,266

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000
shares authorized; 51,169,000 shares and 50,944,000 shares	51,169	50,944
issued and outstanding
Preferred stock, $0.001 par value; 10,000,000 shares authorized,	-	-
none issued
Stock subscriptions	2,000	-
Additional paid-in capital	792,846	232,601
Accumulated deficit	(828,132)	(54,950)
Total Stockholders' Equity	17,883	228,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,208	$694,861

The accompanying notes are an integral part of these consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For period from
	ended	Inception April 8, 2008
	June 30, 2009	through June 30, 2008
Sales	$55,726	$-

Cost of Sale	30,155	-
Gross Profit	25,571	-

Selling, General and Administrative Expenses	341,941	53,431

Operating Loss	(316,370)	(53,431)

Other Income (Expenses)
Interest expense	(27,592)	(3,452)
Interest income and others	3,380	1,933
Losses on trading securities, net	(31,800)	-
Total Other Income (Expenses)	(56,012)	(1,519)

Loss from continuing operations before Income taxes	(372,382)	(54,950)
Provision for income taxes	(800)	-

Loss from discontinued operations	(400,000)	-

Net Loss	$(773,182)	$(54,950)

Net Loss Per Share-Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Number of Shares	51,112,750	37,665,831

The accompanying notes are an integral part of these consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception April 8, 2008 to June 30, 2009

	Common Stock		Additional	Stock	Accumulated
	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance at April 8, 2008 (Inception)	-	$-	$-	$-	$-	$-
Issuance of Common Stock for cash	50,844,000	50,844	207,701			258,545
Issuance of Common Stock for services	100,000	100	24,900			25,000
Net loss for the fiscal year ended
June 30, 2008					(54,950)	(54,950)
Balance at June 30, 2008	50,944,000	50,944	232,601	-	(54,950)	228,595

Issuance of Common Stock for cash	225,000	225	92,245			92,470
Cancellation related party debt			468,000			468,000
Stock Subscriptions				2,000		2,000
Net loss for the fiscal year ended
June 30, 2009					(773,182)	(773,182)
Balance at June 30, 2009	51,169,000	$51,169	$792,846	$2,000	$(828,132)	$17,883

The accompanying notes are an integral part of these consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For period from
	For the year ended	Inception April 8, 2008
	June 30, 2009	through June 30, 2008
Cash Flow from Operating Activities:
Net loss	$(773,182)	$(54,950)
Adjustment to reconcile net loss to
net cash used by operating activities:
Loss from discontinued operations	400,000	-
Noncash investment loss	1,154	-
Depreciation	514	-
Issuance of stock for services	-	25,000
(Increase) Decrease in:
Inventory	(15,194)	-
Other receivable	(15,453)	-
Deposit	(1,300)	-
Prepaid expenses	(12,223)	-
Increase (Decrease) in:	-	-
Accounts payable	25,000	-
Accounts payable - Related party	(8,064)	8,064
Accrued Liabilities	30,062	8,202
Other payable	39,168	-
Net Cash Used in Operating Activities	(329,518)	(13,684)

Cash Flow from Investing Activities:
Purchase of property and equipment	(7,772)	(1,145)
Investment in equity investee	(553,036)	-
Return of investment capital	553,036	-
Investment in trading securites	(9,494)	-
Investment in discontinued operations	(400,000)	-
Net Cash Used in Investing Activities	(417,266)	(1,145)

Cash Flow from Financing Activities:
Proceeds from sale of stock	94,470	258,545
Borrowing from related party	47,893	450,000
Net Cash Provided by Financing Activities	142,363	708,545

Net Increase (Decrease) in Cash	(604,421)	693,716

Cash Balance at Beginning of Period	693,716	-

Cash Balance at End of Period	89,295	693,716

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash Disclosure
Cancellation of debt from related party	$468,000	$-

The accompanying notes are an integral part of these consolidated financial statements

NIUSULE BIOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Niusule Biotech Corporation (“the Company”) was incorporated in the State of Nevada on April 8, 2008.

On April 11, 2008, the Company entered into a joint venture agreement with a Chinese real estate corporation to form a joint venture company in China. Niusule will manufacture and sell biopharmaceutical health foods and related products through this joint venture. Due to the economic and health food market conditions in China in 2008, the Company has adjusted its strategy in 2009 and decided to refocus its short-term business plan to meet what it perceive as the urgent need to provide high quality health food to Chinese people.  In March 2009, the Company withdrew the investment in the joint venture and formed a new wholly-owned subsidiary, Niusule Bioengineering (Hangzhou) Co. Ltd. The Company aims to sell high quality U.S. health food to Chinese market and speed up the trade between China and U.S.

The Company has received the Approval to wholesale and retail health food products in the People’s Republic of China on March 4, 2009. The Company purchases PlantFusion protein and Gummy Bears vitamins and ships the products into China through Niusule Bioengineering (Hangzhou) Co., Ltd and plans to distribute and promote the products through provincial/municipal dealers.

Principle of consolidation: The accompanying consolidated financial statements include the accounts of Niusule Biotech Corporation and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Use of estimates: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers. No provisions were established for estimated product returns and allowances based on the Company’s historical experience.

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

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

NIUSULE BIOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Trading Securities: Investment in trading securities consist of trading securities, stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

Fair Value Measurements: On January 1, 2008, the Company adopted the provision of SFAS No. 157, "Fair Value Measurements," except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date ahs been delayed by one year. The Company measures at fair value certain financial assets and liabilities, including its marketable securities trading

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Marketable securities
Trading securities	$8,340	$8,340	$0	$0

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

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

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 15 years.  Depreciation expense for the year ended June 30, 2009 and 2008 was $514 and $0, respectively.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

NIUSULE BIOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Share: Basic net income per share is computed using the weighted average number of common stocks outstanding during the period.  Diluted net income per share does not differ from basic net income per share as the Company lacks of dilutive items during the reporting period.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

New Accounting Pronouncements:  In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The pronouncements essentially expand the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The company is currently evaluation the requirements of these additional disclosures.

The FASB has also issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, and FASB SP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s consolidated operations and financial position for each of the pronouncements above have not been disclosed.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As indicated in the accompanying consolidated financial statements, the Company incurred losses from continuing operations totaling $373,183 and $54,950 for the years ended June 30, 2009 and 2008, respectively.

Management of the Company plans to cover current operating costs and to reduce the working capital deficit through sales growth, cost reduction and equity financing.

The ability of the Company to continue as a going concern is dependent on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NIUSULE BIOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – JOINT VENTURE

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	June 30,
	2009	2008
Furniture & Equipment	$5,359	$1,145
Leasehold Improvements	2,300	-
Software	1,258	-
	8,917	1,145
Accumulated Depreciation	(514)	-

Property and Equipment, net	$8,403	$1,145

NOTE 5 – NOTES PAYABLE-RELATED PARTY

Niusule borrowed $450,000 from Zhejiang Niusule Biotech which  is due on May 26, 2011 and bears interest at rate of 8% per annum, which rate increases to 16% if Niusule fails to make the requires payments on this loan. Zhejiang Niusule Biotech is owned and controlled by Qing Hua Hu, the Chief Executive Officer of the Company. As of March 31, 2009, Mrs. Hu cancelled the debt of $450,000 and the related accrued interest. Total cancelled debt of $468,000 was recorded as additional paid-in capital due to the fact that Ms. Hu controls both companies involved.

On June 22, 2009, Niusule borrowed $41,445 from Qing Hua Hu which is due June 22, 2010 and bears interest rate from 10% to 20%. The Company also borrowed $6,448 from a related party. The loan does not have repayment term and bears no interest.

NOTE 6 – INCOME TAXES

Niusule uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. For the twelve months ended June 30, 2009, the provision of income tax $800 was the annual minimum tax to the state of California. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NIUSULE BIOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY

During the year ended June 30, 2009, the Company sold 225,000 shares of common stock for the total proceeds of $92,470. The Company also received $2,000 stock subscriptions which were issued in September.

During the year ended June 30, 2008, the Company sold 50,000,000 shares of common stock to its officers and directors at the par value of $0.001 per share. The Company also sold 844,000 shares for the total proceeds of $208,545 and issued 100,000 shares of common stock for legal services valued at $25,000.

NOTE 8 – GAINS AND LOSSES ON TRADING SECURITIES

The gains (losses) on trading securities, net were as follows:

For year ended
June 30, 2009

Realized gain (loss)	$(30,646)
Unrealized holding gain (loss)	(1,154)
Net	$(31,800)

The Company had no trading securities as of June 30, 2008.

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

		For period from
	For year	Inception
	ended	April 8, 2008 to
	June 30, 2009	June 30, 2008
Numerator:
Net loss	$(773,183)	$(54,950)
Denominator:
Weighted average of common shares	51,112,750	37,665,831

Net loss per share-basic and diluted	$(0.02)	$(0.00)

NOTE 10 – INVESTMENT IN EQUITY INVESTEE

The company has withdrawn its 35% interest in Anji Meibodeng Ciji Real Estate Corp. in December 2008.

NIUSULE BIOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its main operating facilities under an operating lease which expires March 31, 2012. The Company also provides housing to officers. Total rent expense for the years ended June 30, 2009 and 2008 was $8,977 and $0, respectively.

Minimum future lease payments under these leases are as follows for the years ended June 30:

2010	$15,600
2011	15,600
2012	11,700
Total	$42,900

Officer Indemnification

Under the Company’s organizational documents, the Company’s officers, employees and directors are indemnified against certain liability arising out of the performance of their duties. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. The Company carries neither workers compensation nor Director and Officers insurance policies. However, based on experience, the Company expects any risk of loss to be remote.

NOTE 12 – RELATED PARTY TRANSACTIONS

The subsidiary is currently occupying an office space in China for free at a facility provided by a related party. The related party agreed to provide this facility for the period from May 1, 2008 to December 12, 2010 and the imputed rent is determined to be immaterial to the consolidated financial statements.

As of June 30, 2009, the Company had a loan receivable of $10,000 from a minority shareholder. The loan does not carry interest and has no repayment term.

NOTE 13 – GUARANTEES AND PRODUCT WARRANTIES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheets as of June 30, 2009 and 2008.

NIUSULE BIOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, the Company offers a 30-day warranty for most of its products sold. To date, the Company has not incurred any material costs associated with these warranties and has not accrued any liabilities related to such obligations in the financial statements.

NOTE 14 – SUBSEQUENT EVENT

Subsequent to June 30, 2009, the Company is pending to acquire 40% of a manufacturing and distribution company in China in exchange for 3,105,800 shares of the Company’s common stock.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 29, 2009, Malone & Bailey, PC (“M&B”) was dismissed by vote of the Board of Directors as Niusule Biotech Corp.’s (“Niusule”) independent registered public accounting firm.  On the same date, the Board voted to retain Spector, Wong & Davidian, LLP (“SWD”) as Niusule’s independent registered public accounting firm.

M&B’s reports on the financial statements for Niusule’s fiscal year ended June 30, 2008 did not contain any adverse opinion or a disclaimer of opinion.  The report was not qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

Niusule had no disagreements with M&B during the period from inception to the end of its first fiscal year or during the subsequent interim periods preceding the termination on any matters of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of M&B, would have caused M&B to make reference to the subject matter of such disagreement(s) in connection with its report.

Niusule provided M&B with a copy of the disclosures made in response to Item 304(a) of Regulation S-K and an opportunity to furnish Niusule with a letter addressed to the Securities and Exchange Commission (“SEC”) containing any new information, clarification of the expression of Niusule’s views, or the respects in which it does not agree with the statements made by Niusule herein.   M&B has provided a letter addressed to the SEC in response to Item 304(a)(3) of Regulation S-K which is filed as an exhibit to Form 8-K filed August 4, 2009.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2009, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company has established disclosure controls and procedures to ensure that information disclosed in this annual report on Form 10-K was properly recorded, processed, summarized and reported to the Company’s Board of Directors. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and for the fiscal year ending June 30, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2009 and for the fiscal year ending June 30, 2009, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2009.

There is a material weakness in our internal control over financial reporting as of June 30, 2009 and for the fiscal year ending June 30, 2009 covered by the Annual Report filed on Form 10-K. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  Finally, as soon as our finances allow, we will hire an independent Chief Financial Officer.

The Company is in the process of evaluating its material weaknesses, as outlined above, and has already begun remediation procedures to address these weaknesses.  In an effort to remediate the identified material weaknesses and enhance its internal controls, the Company has initiated, or plans to initiate, the following series of measures:

•
identify a communication process such that transactions entered into by executive management are communicated in a timely and effective manner to avoid unnecessary financial reporting delays and adjustments;

•
establish comprehensive formal general accounting policies and procedures and require employees, or consultants in areas such as accounting, reporting and administration, to facilitate sign off of such policies and procedures with executive management as documentation of their understanding of and compliance with Company policies; and

•	finalize formal policies governing accounting transaction and financial reporting processes which were started as part of this endeavor.

The Company continued to have the material weaknesses outlined above throughout 2008; however due to increased personnel in 2009, the Company believes that it will be able to implement the above remedial measures by June 30, 2010.  Additionally, the Company plans to test its updated internal control over financial reporting by June 30, 2010.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company s internal control over financial reporting occurred during the year ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

ITEM 10.  Directors, Executive Officers And Corporate Governance

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name	Age	Position
Qinghua Hu	41	Chairman of the Board, CEO and CFO
Fang He	35	Director
Guo Jun Huang	52	Manager of the Subsidiary_
Shan Jing Yao	52	CTO
Kheng Chew Tsang	45	Director

Qinghua Hu

She joined us as Chairman of the Board at inception. From November 2007 to April 2008, she was CEO of Zhejiang Niusule Biotech Corp., a company engaged in the business of agricultural cultivation, production, sale and storage of food products other than those activities and products in which we and our Joint Venture will be involved. From June 2001 to October 2007,she was the general manager of Architecture of Metropolitan Post, an architecture design firm. From July 1997 to May 2001, she was a student in the U.S. From February 1993 to June 1997, she was department director of China Petroleum and Chemical Company, in charge of an oil tank project in Shenzhen China.

Fang He

Fang He is a Director since January 5, 2009 and is Manager of Information Management Dept of the Corporation, a position she has held since June 2008. From July 1996 to May 2008, she was Manager of Export Department of Zhejiang Arts & Crafts Imp & Exp Co. Ltd, an arts & crafts importer and exporter.

Guo Jun Huang

On July 1, 2009, Guo Jun Huang was elected Manager of Niusule Bioengineering (Hangzhou) Co., Ltd., our subsidiary.  From March 2008 to June 2009, Guo Jun Huang was owner of RS Union, Inc., an internet retailer.  From May 1996 to February 2008, Guo Jun Huang was owner of AC Embroidry Inc., a wholesale/retail clothing retailer.

Shanjing Yao

Shanjing Yao joined us in April 2008 as CTO (part-time).  Since November 1984, he has been  assistant,  lecturer, associate professor, professor of Biochemical Engineering of Zhejiang University.  He received a Bachelor of Engineering, Zhejiang University, 1982; a Master of Science, Zhejiang University, 1984 and a Dr. rer. Nat, Technical University of Berlin, 1995.

Kheng Chew Tsang

Kheng Chew Tsang became a Director in September 2009.  From January 2001 to date, he has been president of AMP  (USA) Co.,Ltd, an architecture design firm.

Family Relationship

Qinghua Hu and Kheng Chew Tsang are husband and wife.

Legal Proceedings

No officer, director, promoter or significant employee has been involved in the last five years in any of the following:

	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);


Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and


Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 11.  Executive Compensation.

The following table sets forth the compensation paid to our executive officers during fiscal year ended June 30, 2008 (collectively, the “Named Executive Officers”):

Summary Compensation Table

						Non-Equity	Non-Qualified
Name and						Incentive	Deferred
Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Quinghua Hu
President/CEO	2008	20,000	0	0	0	0	0	0	20,000
	2009	36,000	0	0	0	0	0	0	36,000

Compensation Agreements

We have the following oral compensation agreements:

Mrs. Qinghua Hu, Chairman of the Board	$36,000.00/per year

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of June 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Quinghua Hu	0	0	0	0	0	0	0	0	0

Director Compensation Table

					Change in
					Pension
					Value and
				Non-Equity	Non-Qualified
	Fees Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Quinghua Hu	$0	0	0	0	0	0	0
Fang He	$0	0	0	0	0	0	0
Kheng Chew Tsang	$0	0	0	0	0	0	0

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 51,189,000 shares of common stock issued and outstanding.

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is room 1301-2 Central Bldg., #271 S. Hushu Rd., Hangzhou, China.

Name	Number of Shares of Common Stock Benefically Owned	Percentage of Common Stock Beneficially Owned

Qinghua Hu	50,000,000	97.7%
Khengchew Tsang	50,000,000	97.7%
All officers and directors as a group [2 persons]	50,000,000	97.7%

Qinghua Hu and Khengchew Tsang are husband and wife and as such they are each deemed to be beneficial owners of the stock owned directly or beneficially by their spouse. Qinghua Hu owns 42,500,000 shares and Khengchew Tsang owns 7,500,000 shares directly.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 51,189,000 shares of common stock outstanding as of September 27, 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Niusule borrowed $450,000 from Zhejiang Niusule Biotech which  is due on May 26, 2011 and bears interest at rate of 8% per annum, which rate increases to 16% if Niusule fails to make the requires payments on this loan. Zhejiang Niusule Biotech is owned and controlled by Qing Hua Hu, the Chief Executive Officer of the Company. As of March 31, 2009, Mrs. Hu cancelled the debt of $450,000 and the related accrued interest. Total cancelled debt of $468,000 was recorded as additional paid-in capital due to the fact that Ms. Hu controls both companies involved.

On June 22, 2009, Niusule borrowed $41,445 from Qing Hua Hu which is due June 22, 2010 and bears interest rate from 10% to 20%. The Company also borrowed $6,448 from Mr. Tsang, a Director. The loan does not have repayment term and bears no interest.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14.  Principal Accountant Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2008	2009

Audit Fees	$4,000	$20,600.00
Audit-Related Fees	$3,000	$11,502.50
Tax Fees	$-	$-
All Other Fees	$-	$-

PART IV

Item 15.  Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit

31.1	CEO/CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO/CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTN, INC.

By:	/s/ Quinghua Hu
Name: Quinghua Hu
Title: Chief Executive Officer and President
Date: October 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Title	Name	Date	Signature

Principal Executive
Principal Accounting
Principal Financial
Officer	Quinghua Hu	October 6, 2009	/s/ Quinghua Hu

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Quinghua Hu	Quinghua Hu	Director	October 6, 2009
/s/ Fang He	Fang He	Director	October 6, 2009
/s/ Kheng Chew Tsang	Kheng Chew Tsang	Director	October 6, 2009