Form 10-Q
period 2009-09-30
Niusule Biotech Corp.
filed 2009-11-16
CIK 1439569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes   ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 4, 2009, the Company had 51,246,750 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of	September 30,	June 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,251	$89,295
Accounts receivable	1,448	-
Inventory	72,076	15,194
Investment in trading securities, cost of $7,311	1,929	8,340
Other receivable	16,645	15,453
Prepaid expenses	17,571	12,223
Total Current Assets	110,920	140,505

Property and equipment, net of accumulated depreciation of $796	8,560	8,403

Non-current Assets
Deposit	1,300	1,300
Note receivable - related party	-	-
Total Non-current Assets	1,300	1,300

TOTAL ASSETS	$120,780	$150,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$25,000	$25,000
Accrued liabilities	39,261	20,264
Other payable	30,555	39,168
Notes payable - related party	115,446	47,893
Total Current Liabilities	210,262	132,325

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 100,000,000
shares authorized; 51,189,000 shares and 50,944,000 shares	51,189	51,169
issued and outstanding
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued	-	-
Stock subscriptions	(3,000)	2,000
Additional paid-in capital	797,826	792,846
Accumulated deficit during the development stage	(935,497)	(828,132)
Total Stockholders' Equity (Deficit)	(89,482)	17,883

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$120,780	$150,208

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	September 30, 2009	September 30, 2008
Sales	$1,447	$-

Cost of Sale	561	-
Gross Profit	886	-
Selling, General and Administrative Expenses	102,859	111,408

Operating Loss	(101,973)	(111,408)

Other Income (Expenses)
Interest expense	(3,290)	(9,000)
Interest income and others	12	2,329
Losses on trading securities, net	(2,113)	-
Other income (expenses)	(1)	-
Total Other Expense	(5,392)	(6,671)

Loss from continuing operations before Income taxes	(107,365)	(118,079)
Provision for Income taxes	-	-

Minority loss in joint venture	-	4,666
Net Loss	$(107,365)	$(113,413)

Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares	51,171,826	50,944,000

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from July 1, 2009 to September 30, 20

	Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Capital	Subcriptions	Deficit	Total

Balance at June 30, 2009 (Audited)	51,169,000	$51,169	$792,846	$2,000	$(828,132)	$17,883
Issuance of Common Stock for cash	20,000	20	4,980	(5,000)	-	-
Issuance of Common Stock for services	-	-	-	-	-	-
Net loss for the fiscal year ended
September 30, 2009 (Unaudited)	-	-	-	-	(107,365)	(107,365)
	51,189,000	51,189	797,826	(3,000)	(935,497)	(89,482)

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months	For the three months
	ended September 30, 2009	ended September 30, 2008
Cash Flow from Operating Activities:
Net loss	$(107,365)	$(113,413)
Minority loss in joint venture	-	(4,666)
Adjustment to reconcile net loss to
net cash used by operating activities:
Accounts receivable	(1,448)	-
Depreciation	282	76
Inventory	(56,882)	-
Other receivable	(1,192)	-
Deposit	-	-
Prepaid expenses	(5,348)	-
Noncash investment loss	4,229	-
Issuance of stock for services
Increase (Decrease) in:
Accounts payable	-	18,995
Accounts payable - Related party	-	(8,064)
Accrued Liabilities	18,997	18,048
Other payable	(8,613)	-
Net Cash Used in Operating Activities	(157,340)	(89,024)

Cash Flow from Investing Activities:
Purchase of property and equipment	(440)	(972)
Note receivable from related party	-	(43,891)
Investment in equity investee	-	(553,036)
Return of investment capital	-	-
Investment in trading securites	2,183	146,996
Net Cash Provided by (Used in) Investing Activities	1,743	(450,903)

Cash Flow from Financing Activities:
Proceeds from sale of stock	-	-
Borrowing from relate party	68,849	209,071
Payment of related party debt	(1,296)	-
Net Cash Provided by Financing Activities	67,553	209,071

Net Decrease in Cash	(88,044)	(330,856)

Cash Balance at Beginning of Period	89,295	693,716

Cash Balance at End of Period	1,251	362,860

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

Presentation of Interim Information: The financial information at September 30, 2009 and for the three months ended September 30, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended September 30, 2009 may not be indicative of results for the year ending June 30, 2010 or any future periods.

Principle of consolidation: The accompanying consolidated financial statements include the accounts of Niusule Biotech Corporation and its subsidiary after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

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

NIUSULE BIOTECH CORPORATION

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

Inventories:
Inventories are stated at the lower of cost or market, with cost determined on an average basis. The cost of inventories was determined on a First-In, First-Out (“FIFO”) basis.

Investment in Trading Securities: Investment in trading securities consist of trading securities, stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

Fair Value Measurements: The Company has adopted the provision of SFAS No. 157, "Fair Value Measurements," except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date ahs been delayed by one year. The Company measures at fair value certain financial assets and liabilities, including its marketable securities trading

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Marketable securities
Trading securities	$1,929	$1,929	$0	$0

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

NIUSULE BIOTECH CORPORATION

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

New Accounting Pronouncements: In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statements No. 162”. The statement establishes the Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No .167, “Amendments to FASB Interpretation No. 46(R).”  The statement changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” The statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new standard is effective for fiscal years or interim periods after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As indicated in the accompanying consolidated financial statements, the Company incurred losses from continuing operations totaling $107,365 and $113,413 for the three months ended September 30, 2009 and 2008, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	June 30,
	2009	2009
	(Unaudited	(Audited)
Furniture & Equipment	$5,798	$5,359
Leasehold Improvements	2,300	2,300
Software	1,258	1,258
	9,356	8,917
Accumulated Depreciation	(796)	(514)

Property and Equipment, net	$8,560	$8,403

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
Accrued payroll and taxes	$22,620	$18,344
Accrued professional fees	9,800	-
Accrued interest	3,284	-
Other accrued expenses	3,557	1,920
Total accrued liabilities	$39,261	$20,264

NOTE 6 – NOTES PAYABLE-RELATED PARTY

On June 22, 2009, Niusule borrowed  $41,445 from Qinghua Hu. The first sum of interest-bearing loan for $30,445 bears simple interest at rate of 20% per annum, and the second sum of $11,000 bears simple interest at rate of 10% per annum. Interest was accrued from July 2009 and should be repaid in twelve months. On July 31, 2009 and September 30, 2009, Niusule borrowed $60,000 from related parties and $4,455 from Qinghua Hu respectively.  Both of the notes payables bear simple interest at rate of 10% per annum and interest is accrued.  As of September 30, 2009, the Company has repaid $1,296 principal amount on these loans.

As of September 30, 2009, the Company also had outstanding interest free loan of $10,843 from these related parties.

NOTE 7 – INCOME TAXES

Niusule uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 8 – GAINS AND LOSSES ON TRADING SECURITIES

The gains (losses) on trading securities, net were as follows:

	For the three	For the three
	months ended	months ended
	September 30, 2009	September 30, 2008

Realized gain (loss)	2,115	-
Unrealized holding gain (loss)	(4,228)	-
Net	(2,113)	-

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For three months	For three months
	ended	ended
	September 30, 2009	September 30, 2008
Numerator:
Net loss	$(107,365)	$(113,413)
Denominator:
Weighted average of common shares	51,171,826	50,944,000

Net loss per share-basic and diluted	$(0.00)	$(0.00)

NOTE 10 – RELATED PARTY TRANSACTIONS

The subsidiary is currently occupying an office space in China for free at a facility provided by a related party. The related party agreed to provide this facility for the period from May 1, 2008 to December 12, 2010 and the imputed rent is determined to be immaterial to the consolidated financial statements.

As of September 30, 2009, the Company had a loan receivable of $10,000 from a minority shareholder. The loan does not carry interest and has no repayment term.

NOTE 11 – SUBSEQUENT EVENT

On November 6, 2009, the Company has engaged Mr. Ping Huang as the Company’s Chief Financial Officer.

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

We began to sell PlantFusion protein in Hangzhou Jiebai Group Co., Ltd and Hangzhou Stadium on August 25, 2009.

We began to sell Gummy Bears（Multi-Vitamin & Minerals/ Calcium Plus Vitamin D) in Hangzhou Tower and Hangzhou Jiebai Group Co., Ltd on September 16, 2009.

We have entered into an agreement with the manufacturer of the Gummy Bears which specifies price, terms and conditions of our orders.  Although the agreement calls for a long-term partnership, we have not yet agreed upon any specific terms and conditions of such arrangement.

We began to sell Gummy Bears（Multi-Vitamin & Minerals/ Calcium Plus Vitamin D) in two stores of Century Lianhua supermarket in Hangzhou on October 18, 2009.

We anticipate to sell Gummy Bears（Multi-Vitamin & Minerals/ Calcium Plus Vitamin D) in sixteen stores of Trustmart  supermarket in Zhejiang province on November 15,2009.

We anticipate to sell Gummy Bears（Multi-Vitamin & Minerals/ Calcium Plus Vitamin D) in fifteen stores of Vanguard supermarket in Zhejiang province on November 20,2009.

We anticipate to sell Gummy Bears（Multi-Vitamin & Minerals/ Calcium Plus Vitamin D）in 2 stores of Carrefour supermarket in Hangzhou on November 30,2009.

Our sales of Gummy Bears in these locations are being made through distributors.

We plan to slow down our plan to building a production plant in China and to accelerate our focus on the sale of these products during fiscal year 2010.

Results of Operations

Comparison of the Three Months ended September 30, 2008 to the Three Months ended September 30, 2009

Revenue for the three months ended September 30, 2009 was $1,447 which was an increase of $1,447 from our revenue for three months ended September 30, 2008, which was $0. Our revenue increased primarily due to sales of PlantFusion protein and Gummy Bears which are recognized monthly.

Our cost of goods sold increased $561, to $561, for three months ended September 30, 2009, as compared to cost of goods sold of $0 for three months ended September 30, 2008.

We had gross profit of $886 for three months ended September 30, 2009, which was an increase of $886 when compared to our gross profit for three months ended September 30, 2008, which was $0.

Our operating expenses decreased $8,549, to $102,859 for three months ended September 30, 2009, as compared to operating expenses of $111,408 for three months ended September 30, 2008. Our operating expenses for three months ended September 30, 2009 included $102,577 in general and administrative costs, a $8,755 decrease over general and administrative expense of $111,332 for three months ended September 30, 2008; and depreciation and amortization expense of $282 which was an increase of $206 over depreciation and amortization expense of $76 for three months ended September 30, 2008. The decrease in operating expenses was primarily due to decreased expenses related to payroll, net of increases in our rent, general office expenses, expenses related to public company filings and compliance, and in our advertising, public relations, and investor relations expenses.  Other income and losses included a decrease in interest expense of $5,710, to $3,290 for three months ended September 30, 2009, as compared to interest expense of $9,000 for 2008; interest income of $12 for three months ended September 30, 2009, which was an decrease of $2,317 over interest income in three months ended September 30, 2008, which was $2,329.

We had a net loss of $107,365 for three months ended September 30, 2009, which represented a decrease of $6,048 from our net loss for three months ended September 30, 2008, which was $113,413.

Liquidity and Capital Resources

We had total assets of $120,780 as of September 30, 2009, which consisted of total current assets of $110,920, which itself included cash of $1,251, accounts receivable of $1,448, inventory of $72,076 prepaid expenses of $17,571, short-term investment of $1,929, other receivable of $16,645. Other assets included property and equipment of $8,560, and deposit of $1,300.

We had total liabilities of $210,262 as of September 30, 2009, which consisted of $25,000 of accounts payable, and $69,816 of other current liabilities, and notes payable to related party of $115,446.

We had an accumulated deficit of $935,497, as of September 30, 2009.

We had net cash used in operating activities of ($157,340) for three months ended September 30, 2009, which consisted of net loss of $107,365, depreciation of $282, noncash investment loss of $4,229, changes in accounts receivable of ($1,448), inventory of ($56,882), prepaid expenses of ($5,348), other receivable of ($1,192) accounts payable and accrued liabilities of $18,997 and other payable of ($8,613).

We had net cash used in investing activities of $1,743 for three months ended September 30, 2009, which consisted of purchase of property and equipment of $440, investment in trading securities of $2,183.

We had $67,553 in net cash provided by financing activities for three months ended September 30, 2009, which consisted of loan from related party of $68,849, net of repayment of $1,296.

Historically our cash has been provided by loan from related party. As we expand, we may need to make sizeable cash commitments to secure inventory, and the impact of this potential trend on our business is uncertain. Our mix of capital resources has shifted from short-term debt to equity-based financing as we became a public company, which caused dilution of current shareholders. Because we keep minimal inventories and receivables, the predominant component of our liquidity is our cash on hand. We also anticipate that continued growth of our company will require a substantial increase in capital needs. We believe that we can better serve these future capital requirements by issuing equity.

We suffered losses of $107,365 in three months ended September 30, 2009, had an accumulated deficit of $935,497 and a working capital deficit of $99,342 at September 30, 2009. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and attaining profitable operations.  We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available to us on favorable terms, if at all.

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

We currently have sufficient financial resources to fund our initial financial obligation under the Articles of the Subsidiary. We have contributed $500,000 and the remaining contribution does not have to be paid until two years after issuance of the business license. Our products have just begun to sell in China and need more liquidation capital for products and promotion. We anticipate raising this amount through a future offering of our securities, loans from our officers or directors or third parties, or some combination thereof. We currently have no agreement, commitment or understanding for securing this additional funding.

For the next 12 months, we intend to provide funding for the following:

PlantFusion protein product liquid fund	$1,000,000
Gummy Bears product liquid fund	$2,500,000
Investment in Niusule Health Food Station (internet)	$100,000
Slotting Fee	$180,000
Advertisements	$1,600,000
General and Administrative Expenses	$980,000
Fees of attorney, CPA, auditor, etc	$200,000

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

Off-Balance Sheet Arrangements

None

Commitments and Contingencies

The Company leases its main operating facilities under an operating lease which expires March 31, 2012. The Company also provides housing Total rent expense for the years ended September 30, 2009 and 2008 was $8,977 and $0, respectively.

Minimum future lease payments under these leases are as follows for the years ended September 30:

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

In connection with the adoption of FIN 48, we analyzed the filing positions in all of the federal, state and foreign jurisdictions where we and our subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. We adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. We did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended September 30, 2009 and 2008.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.   A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2009 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NIUSULE BIOTECH CORP.

Date: November 15, 2009	By:	/s/ Qinghua Hu
Qinghua Hu, Chief Executive Officer and Chief Financial Officer