Form 10-Q
period 2009-12-31
Niusule Biotech Corp.
filed 2010-02-22
CIK 1439569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐ ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 13, 2010, the Company had 59,346,750 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

NIUSULE BIOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

As of	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$26,782	$89,295
Accounts receivable	114,051	—
Inventory	104,499	15,194
Investment in trading securities, cost of $5,748 and $9,494, respectively	148	8,340
Other receivable	67,911	15,453
Prepaid expenses	29,093	12,223
Total Current Assets	342,484	140,505

Property and equipment, net of accumulated depreciation of $1,167	8,189	8,403

Non-current Assets
Deposit	1,300	1,300
Total Non-current Assets	1,300	1,300

TOTAL ASSETS	$351,973	$150,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$34,341	$25,000
Accrued liabilities	61,691	20,264
Other payable	36,918	39,168
Customer Deposit	50,303
Notes payable - related party	154,507	47,893
Total Current Liabilities	337,760	132,325

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,246,750 shares and 51,169,000 shares issued and outstanding	51,247	51,169
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Stock subscriptions	(3,000)	2,000
Additional paid-in capital	911,268	792,846
Accumulated deficit	(945,302)	(828,132)
Total Stockholders' Equity	14,213	17,883

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$351,973	$150,208

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months eneded
	December 31		December 31
	2009	2008	2009	2008
Sales	$159,187	$—	$160,634	$—

Cost of Sale	26,688	—	27,249	—
Gross Profit	132,499	—	133,385	—
Selling, General and Administrative Expenses	136,329	116,061	239,188	227,469

Operating loss	(3,830)	(116,061)	(105,803)	(227,469)

Other Income (Expenses)
Interest expense	(3,417)	(9,096)	(6,707)	(18,096)
Interest income and others	11	1,446	23	3,775
Losses on trading securities, net	(1,762)	(952)	(3,875)	(952)
Other income (expenses)	—	—	(1)	—
Total Other Expense	(5,168)	(8,602)	(10,560)	(15,273)

Loss from continuing operations before Income taxes	(8,998)	(124,663)	(116,363)	(242,742)
Provision for Income taxes	(807)	(800)	(807)	(800)

Minority loss in joint venture	—	13,757	—	18,423

Net loss	$(9,805)	$(111,706)	$(117,170)	$(225,119)

Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares	51,117,633	50,946,446	51,144,730	50,945,223

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from July 1, 2009 to December 31, 2009

	Common Stock		Additional	Stock	Accumulated
	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance at June 30, 2009 (Audited)	51,169,000	$51,169	$792,846	$2,000	$(828,132)	$17,883
Issuance of Common Stock for cash	416,500	417	115,333	(5,000)	—	110,750
Issuance of Common Stock for service	56,250	56	22,444			22,500
Buyback shares from the CEO	(395,000)	(395)	(19,355)	—	—	(19,750)
Net loss for the six months ended
December 31, 2009 (Unaudited)	—	—	—	—	(117,170)	(117,170)
	51,246,750	$51,247	$911,268	$(3,000)	$(945,302)	$14,213

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended	For the six months ended
	December 31, 2009	December 31, 2008
Cash Flow from Operating Activities:
Net loss	$(117,170)	$(225,119)
Minority loss in joint venture	—	(18,423)
Adjustment to reconcile net loss to net cash used by operating activities:
Accounts receivable	(114,051)	—
Depreciation	654	180
Inventory	(89,305)	—
Other receivable	(52,458)	—
Prepaid expenses	(16,870)	—
Noncash investment loss	4,446	3,534
Issuance of stock for services	22,500	—
Increase (Decrease) in:
Accounts payable	9,341	18,822
Accounts payable - Related party	—	(8,064)
Accrued Liabilities	41,427	36,090
Customer Deposit	50,303	—
Other payable	(2,250)	—
Net Cash Used in Operating Activities	(263,433)	(192,980)

Cash Flow from Investing Activities:
Purchase of property and equipment	(440)	(972)
Note receivable from related party	—	(82,748)
Investment in equity investee	—	(553,036)
Return of investment capital	—	553,036
Investment in trading securities	3,746	(123,314)
Minority capital in joint venture		146,996
Net Cash Provided by (Used in) Investing Activities	3,306	(60,038)

Cash Flow from Financing Activities:
Proceeds from sale of stock	110,750	92,470
Borrowing from related party	88,781	209,071
Payment of related party debt	(1,917)	(369,414)
Net Cash Provided by (Used in) Financing Activities	197,614	(67,873)

Net Decrease in Cash	(62,513)	(320,891)

Cash Balance at Beginning of Period	89,295	693,716

Cash Balance at End of Period	26,782	372,825

Supplemental Disclosures:
Interest Paid	$—	$—
Taxes Paid	$800	$800

Noncash investing and financing activities:
Payable to related party incurred for buyback shares	$19,750	$—

See accompanying notes to interim unaudited consolidated financial statements

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

Presentation of Interim Information: The financial information at December 31, 2009 and for the three months and six months ended December 31, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the six months ended December 31, 2009 may not be indicative of results for the year ending June 30, 2010 or any future periods.

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

•	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Marketable securities
Trading securities	$148	$148	$0	$0

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

As indicated in the accompanying consolidated financial statements, the Company incurred losses from continuing operations totaling $9,805 and $111,706 for the three months ended December 31, 2009 and 2008, respectively.  For the six months ended December 31, 2009 and 2008, losses from continuing operations are $117,170 and $225,119.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
Furniture & Equipment	$5,798	$5,359
Leasehold Improvements	2,300	2,300
Software	1,258	1,258
	9,356	8,917
Accumulated Depreciation	(1,167)	(514)

Property and Equipment, net	$8,189	$8,403

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
Accrued payroll and taxes	$35,724	$18,344
Accrued professional fees	11,600	—
Accrued interest	6,701	—
Other accrued expenses	7,666	1,920
Total accrued liabilities	$61,691	$20,264

NOTE 6 – NOTE PAYABLE-RELATED PARTY

On June 22, 2009, Niusule borrowed $41,445 from Qinghua Hu. The first sum of interest-bearing loan for $30,445 bears simple interest at rate of 20% per annum, and the second sum of $11,000 bears simple interest at rate of 10% per annum. Interest was accrued from July 2009 and should be repaid in twelve months. On July 31, 2009 and September 30, 2009, Niusule borrowed $60,000 from related parties and $4,455 from Qinghua Hu respectively.  Both of the notes payables bear simple interest at rate of 10% per annum and interest is accrued.  On October 06 and October 15, 2009, Niusule borrowed $2,000 and $16,000 from related parties respectively.  On October 06, 2009, Niusule borrowed $8,000 from Qinghua Hu with simple interest at rate of 10% per annum.  As of December 31, 2009, the Company has repaid $1,917 principal amount on these loans.

As of December 31, 2009, the Company also had outstanding interest free loan of $34,254 from these related parties.

NOTE 7 – INCOME TAXES

Niusule uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 8 – GAINS AND LOSSES ON TRADING SECURITIES

The gains (losses) on trading securities, net were as follows:

	For the six	For the six
	months ended	months ended
	December 31, 2009	December 31, 2008

Realized gain (loss)	570	2,582
Unrealized holding gain (loss)	(4,445)	(3,534)
Net	(3,875)	(952)

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For Three Months Ended		For Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net loss	$(9,805)	$(111,706)	$(117,170)	$(225,119)
Denominator:
Weighted average of common shares	51,171,826	50,946,446	51,144,730	50,945,223

Net loss per share-basic and diluted	$(0.000)	$(0.002)	$(0.00)	$(0.00)

NOTE 10 – RELATED PARTY TRANSACTIONS

The subsidiary is currently occupying an office space in China for free at a facility provided by a related party. The related party agreed to provide this facility for the period from May 1, 2008 to December 12, 2010 and the imputed rent is determined to be immaterial to the consolidated financial statements.

As of December 31, 2009, the Company had a loan receivable of $10,000 from a minority shareholder. The loan does not carry interest and has no repayment term.

During the quarter ended December 31, 2009, the Board of Directors approved to buy stocks from the Company’s Chief Executive Officer at $0.05 per share. As of that date, 395,000 shares of common stocks were retired. The Company accounted for the transaction under the cost method.

NOTE 11 – SHARE EXCHANGE AGREEMENT

On December 28, 2009, the Company entered into a share exchange agreement with a Chinese pharmaceutical corporation to issue 8,000,000 shares common stocks of the Company in exchange for 45% of the equity of ownership of Tianjin Behigh Pharmaceutical Co. Ltd. The exchange shares represent   approximately 13.5% of issued and outstanding stocks of the Company.

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

We’ve entered into an agreement with Hangzhou Rongsen Food.,Ltd on October 29. The order value is expected to reach $5.0 million in the calendar year 2010.

On November 16, we’ve entered into a one year distribution contract with Hainan Qi Zheng Pharmaceutical Co., Ltd., a leading distributor in Shanghai and Zhejiang Province, China. The order value in Shanghai district is expected to reach $5.0 million in the calendar year 2010.

We began to sell Gummy Bears（Multi-Vitamin & Minerals/ Calcium Plus Vitamin D) in fifteen stores of Century Lianhua supermarket in Zhejiang province on November 15,2009.

We began to sell Gummy Bears（Multi-Vitamin & Minerals/ Calcium Plus Vitamin D）in 200 children stores in Shanghai on December 30,2009.

We’ve entered into a Share Exchange Agreement with Mr Peizhu Fan on December 28, 2009. Upon the closing on February 8, 2010, Niusule Bioengineering (Hangzhou ) Co.,Ltd acquired 45% （forty-five percent）of the equity ownership of Tianjin Behigh  Pharmaceutical  Co. Ltd held by Mr Peizhu Fan.

We plan to change our plan to building a production plant in China during fiscal year 2010 as Tianjin Behigh  Pharmaceutical  Co. Ltd has two GMP workshop. In order to reduce operating cost and product cost, we plan to sub-package in Tianjin Behigh  Pharmaceutical  Co. Ltd and market to China directly.

Results of Operations

Comparison of the Three Months ended December 31, 2008 to the Three Months ended December 31, 2009

Revenue for the three months ended December 31, 2009 was $159,187 which was an increase of $159,187 from our revenue for three months ended December 31, 2008, which was $0. Our revenue increased primarily due to sales of PlantFusion protein and Gummy Bears which are recognized monthly.

Our cost of goods sold increased $26,688, to $26,688, for three months ended December 31, 2009, as compared to cost of goods sold of $0 for three months ended December 31, 2008.

We had gross profit of $132,499 for three months ended December 31, 2009, which was an increase of $132,499 when compared to our gross profit for three months ended December 31, 2008, which was $0.

Our operating expenses increased $20,268 to $136,329 for three months ended December 31, 2009, as compared to operating expenses of $116,061 for three months ended December 31, 2008. Our operating expenses for three months ended December 31, 2009 included $135,957 in general and administrative costs, a $20,000 increase over general and administrative expense of $115,957 for three months ended December 31, 2008; and depreciation and amortization expense of $372 which was an increase of $268 over depreciation and amortization expense of $104 for three months ended December 31, 2008. The increase in operating expenses was primarily due to increased expenses related to payroll, but also included non-material increases in our rent, increased general office expenses due to increases in our staff, increased expenses related to public company filings and compliance, and increases in our advertising, public relations, and investor relations expenses.  Other income and losses included a decrease in interest expense of $5,679, to $3,417 for three months ended December 31, 2009, as compared to interest expense of $9,096 for 2008; interest income of $11 for three months ended December 31, 2009, which was a decrease of $1,435 over interest income in three months ended December 31, 2008, which was $1,446.

We had a net loss of $9,805 for three months ended December 31, 2009, which represented a decrease of $101,901 from our net loss for three months ended December 31, 2008, which was $111,706.

Comparison of the Six Months ended December 31, 2008 to the Six Months ended December 31, 2009

Revenue for the six months ended December 31, 2009 was $160,634 which was an increase of $160,634 from our revenue for six months ended December 31, 2008, which was $0. Our revenue increased primarily due to sales of PlantFusion protein and Gummy Bears which are recognized monthly.

Our cost of goods sold increased $27,249 to $27,249, for six months ended December 31, 2009, as compared to cost of goods sold of $0 for six months ended December 31, 2008.

We had gross profit of $133,385 for six months ended December 31, 2009, which was an increase of $133,385 when compared to our gross profit for six months ended December 31, 2008, which was $0.

Our operating expenses increased $11,719 to $239,188 for six months ended December 31, 2009, as compared to operating expenses of $227,469 for six months ended December 31, 2008. Our operating expenses for six months ended December 31, 2009 included $238,534 in general and administrative costs, a $11,245 increase over general and administrative expense of $227,289 for six months ended December 31, 2008; and depreciation and amortization expense of $654 which was an increase of $474 over depreciation and amortization expense of $180 for six months ended December 31, 2008. The decrease in operating expenses was primarily due to decreased expenses related to legal and professional fees, and general office expenses.  Other income and losses included a decrease in interest expense of $11,389, to $6,707 for six months ended December 31, 2009, as compared to interest expense of $18,096 for 2008; interest income of $23 for six months ended December 31, 2009, which was an decrease of $3,752 over interest income in six months ended December 31, 2008, which was $3,775.

We had a net loss of $116,363 for six months ended December 31, 2009, which represented a decrease of $126,379 from our net loss for six months ended December 31, 2008, which was $242,742.

Liquidity and Capital Resources

We had total assets of $351,973 as of December 31, 2009, which consisted of total current assets of $342,484, which itself included cash of $26,782, accounts receivable of $114,051, inventory of $104,499, prepaid expenses of $29,093, short-term investment of $148, other receivable of $67,911. Other assets included property and equipment of $8,189, and deposit of $1,300.

We had total liabilities of $337,760 as of December 31, 2009, which consisted of $34,341 of accounts payable, and $148,912 of other current liabilities, and notes payable to related party of $154,507.

We had an accumulated deficit of $945,302, as of December 31, 2009.

We had net cash used in operating activities of ($263,433) for six months ended December 31, 2009, which consisted of net loss of ($117,170), depreciation of $654, noncash investment loss of $4,446, issuance of stock for service of $22,500, changes in accounts receivable of ($114,051), inventory of ($89,305), prepaid expenses of ($16,870), other receivable of ($52,458), accounts payable of $9,341, accrued liabilities of $41,427, customer deposit of $50,303 and other payable of ($2,250).

We had net cash used in investing activities of $3,306 for six months ended December 31, 2009, which consisted of purchase of property and equipment of $440, investment in trading securities of $3,746.

We had $197,614 in net cash provided by financing activities for six months ended December 31, 2009, which consisted of common stock issued for cash of $110,750, loan from related party of $86,864, net of repayment of $1,917.

From July 1, 2009 to December 31, 2009, we sold 472,750 shares of our Common Stock in  offering without any involvement of underwriters or broker-dealers.  Out of 472,750 shares, 416,500 shares are issued for cash and the rest of 56,250 shares are issued for services.  In the meantime, we also retired 395,000 shares of Qinghua Hu.

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

We suffered losses of $117,170 in six months ended December 31, 2009, had an accumulated deficit of $945,302 and a working capital surplus of $4,724 at December 31, 2009. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and attaining profitable operations.  We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available to us on favorable terms, if at all.

Off-Balance Sheet Arrangements

None

Commitments and Contingencies

The Company leases its main operating facilities under an operating lease which expires March 31, 2012. The Company also provides housing Total rent expense for the years ended December 31, 2009 and 2008 was $8,977 and $0, respectively.

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

In connection with the adoption of FIN 48, we analyzed the filing positions in all of the federal, state and foreign jurisdictions where we and our subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. We adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. We did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2009 and 2008.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2009 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2009 to December 31, 2009, we sold 472,750 shares of our Common Stock in offering without any involvement of underwriters or broker-dealers.  Out of 472,750 shares, 416,500 shares are issued for cash and the rest of 56,250 shares are issued for services.  In the meantime, we also retired 395,000 shares of Qinghua Hu. Sales were made to 8 investors and the share price ranged from $0.25-$0.50.  The value placed upon shares issued for services was $0.40.  The amount paid to Qinghua Hu for retiring shares was $0.05 per share.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances.

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

In connection with the above transactions, although some of the U.S. investors may have also been accredited, we provided the following to all investors:

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

NIUSULE BIOTECH CORP.

Date: February 19, 2010	By:	/s/ Qinghua Hu
Qinghua Hu, Chief Executive Officer and Chief Financial Officer