Form 10-Q
period 2010-03-31
Niusule Biotech Corp.
filed 2010-05-24
CIK 1439569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒          Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
☐           Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number:  333-152398

Niusule Biotech Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	2834	26-2401986
(State or other jurisdiction of	(Primary Standard	IRS I.D.
incorporation or organization)	Industrial Classification
	Code Number)

2533 North Carson Street, Carson City, NV	89706-0242
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  775-887-4880

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

As of May 24, 2010, the Company had 62,766,750 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,770,328	$89,295
Accounts receivable	869,389	-
Inventory	1,352,552	15,194
Investment in trading securities, cost of $5,748 and $9,494, respectively	207	8,340
Other receivable	1,944,961	15,453
Prepaid expenses	682,328	12,223
Total Current Assets	6,619,765	140,505

Property, plant and equipment, net	1,810,313	8,403

Non-current Assets
Deposit	1,300	1,300
Intangible assets	2,838,143	-
Long-term investment	58,544	-
Total Non-current Assets	2,897,987	1,300

TOTAL ASSETS	$11,328,065	$150,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$307,311	$25,000
Accrued liabilities	271,696	20,264
Other payable	3,910,966	39,168
Notes payable - related party	144,443	47,893
Total Current Liabilities	4,634,416	132,325

Long Term Liability	2,036,784	-

TOTAL LIABILITIES	6,671,200	132,325

Minority interest	2,146,030	-

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000
shares authorized; 59,346,750 shares and 51,169,000 shares	59,347	51,169
issued and outstanding
Preferred stock, $0.001 par value; 10,000,000 shares authorized,	-	-
none issued
Stock subscriptions	(3,000)	2,000
Additional paid-in capital	2,761,969	792,846
Accumulated deficit	(307,481)	(828,132)
Accumulated other comprehensive income (loss)	-	-
Total Stockholders' Equity	4,656,865	17,883

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,328,065	$150,208

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31		For the nine months eneded March 31
	2010	2009	2010	2009
Sales	$2,530,263	$52,918	$2,690,897	$52,918

Cost of Sale	1,465,699	27,522	1,507,091	27,522
Gross Profit	1,064,564	25,396	1,183,806	25,396

Selling, General and Administrative Expenses	241,586	52,601	421,297	211,136

Operating loss	822,978	(27,205)	762,509	(185,740)

Other Income (Expenses)
Interest expense	(3,879)	(9,455)	(10,586)	(27,551)
Interest income and others	-	275	23	3,348
Gain (Loss) on trading securities, net	59	(54,581)	(3,815)	(55,533)
Other income (expenses)	223,267	-	223,266	-
Total Other Income (Expenses)	219,447	(63,761)	208,888	(79,736)

Income (Loss) from continuing operations before Income taxes	1,042,425	(90,966)	971,397	(265,476)
Provision for Income taxes	(202,061)	-	(202,868)	(800)
Income (Loss) from continuing operations	840,364	(90,966)	768,529	(266,276)

Loss from discontinued operations	-	(350,190)	-	(400,000)

Minority loss in joint venture	(247,878)	-	(247,878)	-
Net Income (Loss)	$592,486	$(441,156)	$520,651	$(666,276)

Net Income (Loss) Per Share-Basic and Diluted	$0.01	$(0.01)	$0.01	$(0.01)
Continuing operations	0.00	(0.00)	0.01	(0.01)
Discontinuing operations	0.01	(0.01)	0.01	(0.01)

Weighted Average Number of Shares	57,086,750	51,169,220	53,096,495	51,018,527

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments
Other comprehensive income (loss)	-	-	-	-
Comprehensive income (loss)	$592,486	$(441,156)	$520,651	$(666,276)

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from July 1, 2009 to March 31, 2010

	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Accumulated other comprehensive income (loss)	Total

Balance at June 30, 2009 (Audited)	51,169,000	$51,169	$792,846	$2,000	$(828,132)	$-	$17,883
Issuance of Common Stock for cash	8,416,500	8,417	1,891,134	(5,000)	-	-	1,894,551
Issuance of Common Stock for service	256,250	5,156	97,344			-	102,500
Buyback shares from the CEO	(495,000)	(5,395)	(19,355)	-	-	-	(24,750)
Net income for the nine months ended
March 31, 2010 (Unaudited)	-	-	-	-	520,651	-	520,651
Minority interest	-	-	-	-	2,146,030	-	2,146,030
	59,346,750	59,347	2,761,969	(3,000)	1,838,549	-	$4,656,865

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended March 31, 2010	For the nine months ended March 31, 2009
Cash Flow from Operating Activities:
Net income (loss)	$520,651	$(666,276)
Loss from discontinued operations	-	400,000
Minority loss in joint venture	247,878	-
Adjustment to reconcile net loss to
net cash used by operating activities:
Accounts receivable	(869,389)	-
Depreciation	294,810	253
Inventory	(1,337,358)	(1,944)
Other receivable	(1,929,508)	(13,000)
Prepaid expenses	(670,105)	-
Noncash investment loss (gain)	4,387	8,611
Issuance of stock for services	102,500	-
Deposit		(1,300)
Increase (Decrease) in:
Accounts payable	282,311	25,000
Accounts payable - Related party	-	(8,064)
Accrued Liabilities	251,432	11,854
Customer Deposit	-	-
Other payable	3,871,798	-
Net Cash Used in Operating Activities	769,407	(244,866)

Cash Flow from Investing Activities:
Purchase of property and equipment	(1,543,822)	(1,258)
Payment for construction in progress	(552,898)	0
Note receivable from related party	-	-
Investment in equity investee	(306,422)	(400,000)
Return of investment capital	-	-
Purchase intangible assets	(2,838,143)	-
Investment in trading securities	3,746	(28,851)
Minority capital in joint venture	2,146,030	-
Net Cash Provided by (Used in) Investing Activities	(3,091,509)	(430,109)

Cash Flow from Financing Activities:
Proceeds from sale of stock	1,894,551	97,470
Repurchase and retirement of stock	(24,750)
Borrowing from related party	96,550	-
Long-term borrowings	2,036,784	-
Net Cash Provided by (Used in) Financing Activities	4,003,135	97,470

Net Increase (Decrease) in Cash	1,681,033	(577,505)

Cash Balance at Beginning of Period	89,295	693,716

Cash Balance at End of Period	1,770,328	116,211

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$800	$-
Non-cash Disclosures:
Cancellation of debt from related party	$-	468,000

See accompanying notes to interim unaudited consolidated financial statements

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Niusule Biotech Corporation (“the Company”) was incorporated in the State of Nevada on April 8, 2008.

On April 11, 2008, the Company entered into a joint venture agreement with a Chinese real estate corporation to form a joint venture company in China.  The Company manufactured and sold biopharmaceutical health foods and related products through this joint venture. Due to the economic and health food market conditions in China in 2008, the Company adjusted its strategy in 2009 and decided to refocus its short-term business plan to meet what it perceive as the urgent need to provide high quality health food to Chinese people. In March 2009, the Company withdrew the investment in the joint venture and formed a new wholly-owned subsidiary, Niusule Bioengineering (Hangzhou) Co. Ltd. The Company aims to sell high quality U.S. health food to Chinese market and increase the selected health food trade between China and U.S.

The Company received the approval to wholesale and retail health food products in the People’s Republic of China on March 4, 2009. The Company purchased PlantFusion protein and Gummy Bears vitamins and ships the products into China through Niusule Bioengineering (Hangzhou) Co., Ltd and then distributed and promoted the products through provincial/municipal dealers.

In January 25, 2010, the Company acquired total 45% ownership of Tianjin Behigh Pharmaceutical Co., Ltd.  In April 2010, the Company acquired more shares for the total ownership of 59% of Tianjin Behigh Pharmaceutical Co Ltd.  In April 2010, Tianjin Behigh Pharmaceutical Co Ltd. renamed as Niusule Behigh (Tianjin ) Pharmaceutical Group Co., Ltd.    Although the Company will continue the business of selling quality health foods such as PlantFusion and Gummy Bears vitamins to Chinese people, the Company will focus on developing and integrating the the business of Niusule Behign (Tianjin) Pharmaceutical Group Co. Ltd. as a significant part of the overall business plan in the future.

Established in 1999, Niusule Behigh (Tianjin ) Pharmaceutical Group Co., Ltd is a modern pharmaceutical enterprise integrating research and development, manufacturing with sales. There are three affiliated companies: Tianjin Behigh Technology Development Co., Ltd, Tianjin Xinlong Feed Additives Co., Ltd and Tianjin Jihe Technology Co., Ltd.  Tianjin’s interest in these companies is as follows:

Invested Company	Equity percentage
Tianjin Xinlong Feed	64.68%
Tianjin Jihe Technology	66.93%
Tianjin Behigh Technology	40%

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Niusule Behigh (Tianjin ) Pharmaceutical Group Co., Ltd  has acquired the veterinary drugs and feed additives manufacturing license issued by China’s Ministry of Agriculture.
Niusule Behigh (Tianjin ) Pharmaceutical Group Co., Ltd has 10 Good Manufacturing Practice or GMP production lines certified by the China’s Ministry of Agriculture for small volume injection, tablets, granules, oral solutions, powder, pelvis, disinfectant, and purring.

After the acquisition of Niusule Behigh (Tianjin ) Pharmaceutical Group Co., Ltd, the Company has the capacity of manufacturing and distributing veterinary drugs , as well as distributing health food products.  the Company will continue on developing and integrating the business of Niusule Behign (Tianjin) Pharmaceutical Group Co. into the Company’s overall business operations and growth in the future.

Presentation of Interim Information: The financial information at March 31, 2010 and for the three months and nine months ended March 31, 2010 and 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the nine months ended March 31, 2010 may not be indicative of results for the year ending June 30, 2010 or any future periods.

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

Foreign Currency Translation

For our Chinese operations, local currency RMB has been determined to be the functional currency.  We translate functional currency assets and liabilities to their U.S. dollar equivalents at rates (the rate at 6.84 RMB per USD) in effect at the balance sheet date and record these translation adjustments in Shareholders’ equity-Accumulated other comprehensive income (expense).  We translate functional currency statement of income amounts to their U.S. dollar equivalents at average rates for the period (the average rate of 6.84 RMB per USD).

Fair Value Measurements: The Company has adopted the provision of SFAS No. 157, "Fair Value Measurements," except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date ahs been delayed by one year. The Company measures at fair value certain financial assets and liabilities, including its marketable securities trading.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Total	Level 1	Level 2	Level 3
Marketable securities
Trading securities	$207	$207	$0	$0

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

Property, Plant, and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years.  No depreciation is computed for construction in progress.

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

As indicated in the accompanying consolidated financial statements, the Company incurred income from continuing operations totaling $592,486 and losses of $441,156 for the three months ended March 31, 2010 and 2009, respectively.  For the nine months ended March 31, 2010 and 2009, income from continuing operations is $520,651 and losses of $666,276.

Management of the Company continues to expand their business in China for sales growth and market shares.

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

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Furniture & Equipment	$1,549,181	$5,359
Leasehold Improvements	2,300	2,300
Software	1,258	1,258
	1,552,739	8,917
Accumulated Depreciation	(295,324)	(514)

Construction in progress	552,898	-

Property, Plant and Equipment, net	$1,810,313	$8,403

NOTE 5 – INTANGIBLE ASSETS

The company's intangible assets are defined as non-monetary long-term assets which have no physical substance and are held for the production of goods and provision of services, lease, operation or management. They are mainly intellectual property rights assets, including trademarks, certificates and manufacture license, design patents. Intangible assets are stated at actual cost of acquisition, and are amortized over 10 years according to the beneficiaries of the contract period.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Accrued payroll and taxes	$39,785	$18,344
Accrued professional fees	13,950	-
Accrued interest	10,581	-
Other accrued expenses	25,109	1,920
Income tax payable	182,271	-
Total accrued liabilities	$271,696	$20,264

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NOTE PAYABLE-RELATED PARTY

On June 22, 2009, Niusule borrowed $41,445 from Qinghua Hu. The first sum of interest-bearing loan for $30,445 bears simple interest at rate of 20% per annum, and the second sum of $11,000 bears simple interest at rate of 10% per annum. Interest was accrued from July 2009 and should be repaid in twelve months. On July 31, 2009 and September 30, 2009, Niusule borrowed $60,000 from related parties and $4,455 from Qinghua Hu respectively.  Both of the notes payables bear simple interest at rate of 10% per annum and interest is accrued.  On October 06 and October 15, 2009, Niusule borrowed $2,000 and $16,000 from related parties respectively.  On October 06, 2009, Niusule borrowed $8,000 from Qinghua Hu with simple interest at rate of 10% per annum.  As of March 31, 2010, the Company has repaid $5,289 principal amount on these loans.

As of March 31, 2010, the Company also had outstanding interest free loan of $6,386 from these related parties.

NOTE 8 – INCOME TAXES

Niusule uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 9 – GAIN AND LOSS ON TRADING SECURITIES

The gain (loss) on trading securities, net was as follows:

	For the nine months ended March 31, 2010	For the nine months ended March 31, 2009

Realized gain (loss)	571	(46,922)
Unrealized holding gain (loss)	(4,386)	(8,611)
Net	(3,815)	(55,533)

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For Three Months Ended March 31,		For Nine Months Ended March 31,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$592,486	$(441,156)	$520,651	$(666,276)
Denominator:
Weighted average of common shares	57,086,750	51,169,220	53,096,495	51,018,527

Net income (loss) per share-basic and diluted	$0.010	(0.01)	$0.01	$(0.01)

NOTE 11 – RELATED PARTY TRANSACTIONS

The subsidiary is currently occupying an office space in China for free at a facility provided by a related party. The related party agreed to provide this facility for the period from May 1, 2008 to December 12, 2010 and the imputed rent is determined to be immaterial to the consolidated financial statements.

As of March 31, 2010, the Company had a loan receivable of $10,000 from a minority shareholder. The loan does not carry interest and has no repayment term.

During the quarter ended March 31, 2010, the Board of Directors approved to buy stocks from the Company’s Chief Executive Officer at $0.05 per share. As of that date, 495,000 shares of common stocks were retired. The Company accounted for the transaction under the cost method.

NOTE 12 – SHARE EXCHANGE AGREEMENT

On December 28, 2009, the Company entered into a share exchange agreement with Mr. Peizhu Fan to issue 8,000,000 shares common stocks of the Company in exchange for 45% of the equity of ownership of Tianjin Behigh Pharmaceutical Co. Ltd. The exchange shares represent approximately 13.5% of issued and outstanding stocks of the Company.

On January 25, 2010, the Company amended and finalized the agreement with Mr. Peizhu Fan and completed acquisition through its Chinese subsidiary Niusule Bioengineering (Hangzhou) Co., Ltd., the 45% ownership of Tianjin Behign Pharmaceutical Co., was acquired, and the Company agreed to have 59% share of rights for assets and liabilities of Tianjin Behign Pharmaceutical Co., Ltd.

A second share exchange agreement was made and entered into as of March 24, 2010. The Company, through its Chinese subsidiary, acquired additional 4% the equity of Tianjin Behigh Phamaceutical Co. Ltd. in exchange for 710,000 shares of common stock of the Company.

A third share exchange agreement was made and entered into as of April 13, 2010 to acquire an additional 10% of the equity of Tianjin Behigh Pharmaceutical Co. Ltd. in exchange for 1,780,000 shares of common stock of the Company.  At April 13, 2010, the Company owned total 59% of Tianjin Behign Pharmaceutical Co., Ltd.

NIUSULE BIOTECH CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at the fair values as of acquisition data.  The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date.  Certain estimated values are not yet finalized and are subject to change and audit process, which could be significant.  We will finalize the amounts recognized as we obtain the information necessary to complete the accurate analyses.  We expect to finalize these amounts a s soon as possible but no later than one year from the acquisition date.

The following table summarizes the provisional recording of assets acquired and liabilities assumed as of the acquisition date:

As of January 25, 2010:	Amounts recognized as of Acquisition Date

Working capital	$2,061,379
Inventories	901,572
Property, plant and equipment	902,388
Identified intangible assets	2,034,671
Long-term debt	2,046,784
Net assets acquired	$3,897,561

As of the acquisition date, the fair value of cash, accounts receivable and other current assets and current liabilities approximated book value acquired.  The fixed assets were depreciated with net book values.  For the land and factory building acquired, due to the highly restricted local regulations to the industry zone, the fair value was estimated based on the all local market and economical factors., such estimation is provisional and it may subject to change.

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

Overview

In January and April 2010, we acquired total 59% ownership of Tianjin Behigh Pharmaceutical Co., Ltd.  In April 2010, Tianjin Behigh Pharmaceutical Co Ltd renamed as Niusule Behigh (Tianjin ) Pharmaceutical Group Co., Ltd.    Although we intend to continue our business of selling PlantFusion and Gummy Bears, we intend to focus on developing the business of Tianjin as a significant part of our business plan in the future.

Established in 1999, Niusule Behigh (Tianjin ) Pharmaceutical Group Co., Ltd is a modern pharmaceutical enterprise integrating research and development, manufacturing with sales. There are three affiliated companies: Tianjin Behigh Technology Development Co., Ltd, Tianjin Xinlong Feed Additives Co., Ltd and Tianjin Jihe Technology Co., Ltd.  Tianjin’s interest in these companies is as follows:

Invested Company	Equity percentage
Tianjin Xinlong Feed	64.68%
Tianjin Jihe Technology	66.93%
Tianjin Behigh Technology	40%

The main factory of Niusule Behigh (Tianjin ) Pharmaceutical Group Co., Ltd covers an area of 15333.7 square meters, with building area of 8286.85 square meters which includes 1296 square meters of Good Manufacturing Process, or GMP, cleaning workshop. There is also a chorine chloride factory which covers an area of 5200 square meters, with a total storage capacity of 5,000 square meters. There are more than 400 employees, including 45 officers, 20 R & D staff, 100 technology staff, 200 sales staff, 9 postgraduates and 5 PhD. The main businesses are production and sales of veterinary drug and feed additives.

Niusule Behigh (Tianjin ) Pharmaceutical Group Co., Ltd  has acquired the veterinary drugs and feed additives manufacturing license issued by China’s Ministry of Agriculture. Niusule Behigh (Tianjin ) Pharmaceutical Group Co., Ltd has 10 Good Manufacturing Practice or GMP production lines certified by the China’s Ministry of Agriculture for small volume injection, tablets, granules, oral solutions, powder, pulvis, disinfectant, and purring. The Company has more than 2000 distributors throughout China.

Category of Product	Number of Products in Product Type	Product Usage	Countries in which Products are Sold
Powder	40	Poultry disease, veterinary disease, aquatic disease	China, Southeast Asia, U.S. & Canada
Pulvis	50	Poultry disease, veterinary disease, aquatic disease	China
Tablet	14	Poultry disease, veterinary disease, aquatic disease	China, Kyrgyzstan & Kazakhstan
Injection	53	Poultry disease, veterinary disease, aquatic disease	China
Aqua	14	Poultry disease, veterinary disease, aquatic disease	China, Southeast Asia, U.S. , Canada Kyrgyzstan & Kazakhstan,
Disinfectant	5	sterilization	China
Granules	3	Poultry disease, veterinary disease, aquatic disease	China
Feed addictive	4	Poultry , veterinary ,aquatic feed	China

We strictly abide by the enterprise philosophy of “be honest, be trust, be expert, be best” which is people oriented and strive for survival on the basis of quality, strive for development on the basis of scientific and technology, strive for market on the basis of good reputation. We have received the following awards:

Date	Award Name	Authority
2002.2	Key enterprise of Xiqing Economic Development Zone	The People’s Government of Xiqing District,Tianjin
2002.5	Sci-tech oriented enterprise of Xiqing District	The People’s Government of Xiqing District,Tianjin
2005.4	Member of China Animal Health Products Association	China Animal Health Products Association
2005.4	Enterprise Technology Center of Xiqing District	Science & Technology Committee of Xiqing district, Tianjin Industrial Economic Commission of Xiqing district, Tianjin Financial Bureau of Xiqing district, Tianjin
2006.3	Standing Unit of Tianjin Animal Health Products Association	China Animal Health Products Association
2006.2	University—Industry—Research Institutes of Tianjin Agricultural University	Tianjin Agricultural University
2006.2	Practice Base of Tianjin Agricultural University	Tianjin Agricultural University
2007.6	Member of Science Committee of Xiqing district	Science Committee of Xiqing district, Tianjin
2008.4	Graduate Practice Training Base of AUH	Agricultural University of Hebei
2008.4	Teaching & Research Base of The College of Traditional Chinese Veterinary Medicine AUH	The College of Traditional Chinese Veterinary Medicine AUH
2009.3	Creative Patent Experimental Unit of Tianjin	Tianjin Science & Technology Committee Tianjin Intellectual Property Office
2008.12	A Class Labor Relations Enterprise of Tianjin
Tianjin Labor and Social Security Bureau,
Tianjin Federation of Trade Unions,
State-owned Assets Supervision and Administration Commission of Tianjin People’s government,
Tianjin Enterprises Association,
Entrepreneurs association of Tianjin

In developing scientific and technological project , Tianjin Behigh has received national and municipal certificates and awards for several times(see Tabel 1), and has 12 registered certificates of achievements(see Table 2).

Table	Project Name	Award	Authority
2003.4	“Development and Application of Granules Series Products in Traditional Chinese Veterinary Medicine”	The Certificate of National Spark Program Project	Ministry of Science & Technology of China
2003.8	“Quality Standard of Green Veterinary Medicine-Baicao Series Products	Science & Technology Progress Major Award of Xiqing District	People’s Government of Xiqing District, Tianjin
2005.8	“Baicao Traditional Chinese Veterinary Medicine”	The National New Products Certificate	National Ministry of Science and technology, National Ministry of Commerce, General Administration of Quality Supervision, Inspection and Quarantine, State Environmental Protection Administration
2005.9	“Granules Series Products in Traditional Chinese Veterinary Medicine”	Honorable Mention Project of Spark Program Achievements Exhibition	Northeast Asia Hi-tech Fair
2005.12	Development & Application of Throat Compound Granules	The Certificate of National Spark Program Project	Ministry of Science & Technology of China
2006.5	Industrialization of Evie bacteria Injection	The Certificate of National Spark Program Project	Ministry of Science & Technology of China
2007.4	“Industrialization of Sustained Release Avermectins Tablet Used for Cattle & Sheep ”	The Certificate of National Spark Program Project	Ministry of Science & Technology of China
2008.5	“Long- acting Avermectins Tablet”	Science & Technology Progress Major Award of Xiqing District	Tianjin Science & Technology Committee
2009.4	“Development of Ebony Extract on New Veterinary Medicine for Chronic Respiratory Disease”	The Transformation Project of Agricultural Science and Technology Achievements	Tianjin Agriculture Committee, Tianjin Science & Technology Committee

Plan of Operations during Next 12 Months

We anticipate taking the following actions to develop our business in the next 12 months :

Action to be Taken	Current Status

Preparation of the application materials for “Tianjin famous trademark”	Ongoing

Establishment of the new products “paracetamol orally disintegrating tablets” and “Saponins of Folium Ginseng tablet” after pre-market research and project demonstration.	approved

Design and construction of the Chinese medicine extraction workshop.	Completed and are waiting for the inspection by National Ministry of Agriculture

Application for acceptance of construction project planning of the expansion plant to the Tianjin planning Bureau	Submitted and are waiting for the reply

Application for the production license of “addictive pre-mixed feed” to the National Ministry of Agriculture	Submitted and are waiting for the reply

Application for the re-examination of the GMP workshop to the National Ministry of Agriculture	Submitted and are waiting for the examination

Amendment of the product quality standard of “new fat and lipid soluble compound vitamin preparation”. And preparation of inspection from the Quality and Technical Supervision Bureau of Xiqing district,Tianjin
Waiting for the inspection

Not currently done but will be done in next 12 months:

To apply for the approval document number of “new fat and lipid soluble compound vitamin preparation” to the Rural Work Committee of Tianjin in May

To apply for the property ownership Certificate of the expansion plant to Tianjin Real Estate Administration Bureau in May

To apply for the “Tianjin Famous Trademark” to the Tianjin Municipal Bureau of Industrial and Commercial Administration in June,2010

To start the design work and bid of GMP workshop for recombinant chicken interferon- γ in June,2010

To carry out brand design and integration of “Niusule Behigh” in July,2010

To carry out the design, bid and construction preparation for the GMP workshop of “new fat and lipid soluble compound vitamin preparation” in July,2010

To carry out the production of middle testing sample of recombinant chicken interferon- γ and will submit for test in July,2010

To carry out the construction reformation of the interferon workshop in July,2010

To carry out construction of GMP workshop for recombinant chicken interferon- γ from July to November,2010

To carry out the clinical trials of recombinant chicken interferon- γ in August,2010

To carry out the design and reformation of the laboratory in August,2010

To purchase equipments for the vitamin Workshop from August to September,2010

To finish the construction, installation and test of the equipments of the new workshop of “new fat and lipid soluble compound vitamin preparation” from August to September,2010

To apply for the new veterinary drug registration of recombinant chicken interferon- γ in September,2010

To purchase equipments for the interferon workshop in September,2010

To prepare the technical review, accreditation and certification of the recombinant chicken interferon- γ from October,2010 to February,2011

To start installation and test of equipments in the GMP workshop of recombinant chicken interferon- γ from December, 2010 to February ,2011

To apply for GMP certificate of workshop of recombinant chicken interferon- γ to Ministry of Agriculture in March,2011

Plan to sub-package our Gummy Bears products in Tianjin and market to China directly in March,2011

Comparison of the Three Months ended March 31, 2010 to the Three Months ended March 31, 2009

Due to the acquisition of Tianjin Behign Pharmaceutical Co., Ltd on January 25, 2010.  There was significant increase in revenue, cost of goods sold, and operation expense for three months ended March 31, 2010 and March 31, 2009, respectively.

Revenue for the three months ended March 31, 2010 was $2,530,263 which was an increase of $2,477,345 from our revenue for three months ended March 31, 2009, which was $52,918. Our revenue increased primarily due to our China-based manufacture and distribution of veterinary medicines, feed additives and pet foods together with the sale of Gummy Bears products. Among which veterinary medicines totaled $1,387,020, feed additives totaled $924,680, pet foods totaled $169,863, and Gummy Bears products totaled $48,700.

Our cost of goods sold increased $1,438,177 to $1,465,699, for three months ended March 31, 2010, as compared to cost of goods sold of $27,522 for three months ended March 31, 2009.

We had gross profit of $1,064,564 for three months ended March 31, 2010, which was an increase of $1,039,168 when compared to our gross profit for three months ended March 31, 2009, which was $25,396.

Our operating expenses increased $188,985 to $241,586 for three months ended March 31, 2010, as compared to operating expenses of $52,601 for three months ended March 31, 2009. Our operating expenses for three months ended March 31, 2010 included $27,417 in general and administrative costs, a $24,931 decrease over general and administrative expense of $52,348 for three months ended March 31, 2009; and depreciation and amortization expense of $214,169 which was an increase of $214,096 over depreciation and amortization expense of $73 for three months ended March 31, 2009. The increase in operating expenses was primarily due to increased expenses of depreciation and amortization. Other income and losses included a decrease in interest expense of $5,576, to $3,879 for three months ended March 31, 2010, as compared to interest expense of $9,455 for 2009; interest income of $0 for three months ended March 31, 2010, which was a decrease of $275 over interest income in three months ended March 31, 2009, which was $275.

We had a net income of $592,486 for three months ended March 31, 2010, which represented an increase of $1,033,642 from our net loss for three months ended March 31, 2009, which was $441,156.

Comparison of the Nine Months ended March 31, 2009 to the Nine Months ended March

Revenue for the nine months ended March 31, 2010 was $2,690,897 which was an increase of $2,637,979 from our revenue for nine months ended March 31, 2009, which was $52,918. Our revenue increased primarily due to China-based manufacturer and distributor of veterinary medicines, feed additives and pet foods. Among which veterinary medicines totaled $1,387,020, feed additives totaled $924,680, pet foods totaled $169,863, and Gummy Bears and Plantfusion protein products totaled $160,634.

Our cost of goods sold increased $1,479,569 to $1,507,091, for nine months ended March 31, 2010, as compared to cost of goods sold of $27,522 for nine months ended March 31, 2009.

We had gross profit of $1,183,806 for nine months ended March 31, 2010, which was an increase of $1,158,410 when compared to our gross profit for nine months ended March 31, 2009, which was $25,396.

Our operating expenses increased $210,161 to $421,297 for nine months ended March 31, 2010, as compared to operating expenses of $211,136 for nine months ended March 31, 2009. Our operating expenses for nine months ended March 31, 2010 included $126,487 in general and administrative costs, a $84,396 decrease over general and administrative expense of $210,883 for nine months ended March 31, 2009; and depreciation and amortization expense of $294,810 which was an increase of $294,557 over depreciation and amortization expense of $253 for nine months ended March 31, 2009. The increase in operating expenses was primarily due to increased expenses of depreciation and amortization.  Other income and losses included a decrease in interest expense of $16,965, to $10,586 for nine months ended March 31, 2010, as compared to interest expense of $27,551 for 2009; interest income of $23 for nine months ended March 31, 2010, which was an decrease of $3,325 over interest income in nine months ended March 31, 2009, which was $3,348.

We had a net income of $520,651 for nine months ended March 31, 2010, which represented an increase of $1,186,927 from our net loss for nine months ended March 31, 2009, which was $666,276.

Liquidity and Capital Resources

We had total assets of $11,328,065 as of March 31, 2010, which consisted of total current assets of $6,619,765, which itself included cash of $1,770,328, accounts receivable of $869,389, inventory of $1,352,552, prepaid expenses of $682,328, short-term investment of $207, other receivable of $1,944,961. Other assets included property, plant and equipment of $1,810,313, deposit of $1,300, intangible assets of $2,838,143 and long-term investment of $58,544.

We had total liabilities of $6,671,200 as of March 31, 2010, which consisted of $307,311 of accounts payable, and $4,182,662 of other current liabilities, notes payable to related party of $144,443 and long-term liabilities of $2,036,784.

We had an accumulated deficit of $307,481, as of March 31, 2010.

We had net cash used in operating activities of $769,407 for nine months ended March 31, 2010, which consisted of net income of $520,651, minority loss in joint venture of $247,878, depreciation of $294,810, noncash investment loss of $4,387, issuance of stock for service of $102,500, changes in accounts receivable of ($869,389), inventory of ($1,337,358), prepaid expenses of ($670,105), other receivable of ($1,929,508), accounts payable of $282,311, accrued liabilities of $251,432, and other payable of $3,871,798.

We had net cash used in investing activities of ($3,091,509) for nine months ended March 31, 2010, which consisted of purchase of property and equipment of ($1,543,822), payment for construction in progress of ($552,898), investment in equity of ($306,422), purchase of intangible assets of ($2,838,143),  investment in trading securities of $3,746 and minority capital in joint venture of $2,146,030.

We had $4,003,135 in net cash provided by financing activities for nine months ended March 31, 2010, which consisted of common stock issued for cash of $1,894,551, purchase and retirement of stock of ($24,750), loan from related party of $96,550, and long-term borrowings of $2,036,784.

From July 1, 2009 to March 31, 2010, we sold 8,672,750 shares of our Common Stock in  offering without any involvement of underwriters or broker-dealers.  Out of 8,672,750 shares, 8,416,500 shares are issued for cash and the rest of 256,250 shares are issued for services.  In the meantime, we also retired 495,000 shares of Qinghua Hu.

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

We gained income of $520,651 in nine months ended March 31, 2010, had an accumulated deficit of $307,481 and a working capital surplus of $1,985,349 at March 31, 2010. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and attaining profitable operations.  We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available to us on favorable terms, if at all.

We’ve acquired 59% equity of Tianjin Behigh Pharmaceutical Co.,Ltd which has ten years operating history and has generated internal cash flow sufficient to fund its operations. We need more capital to support the production, marketing and promotion of our new products. We anticipate raising this amount through a future offering of our securities, loans from our officers or directors or third parties, or some combination thereof. We currently have no agreement, commitment or understanding for securing this additional funding.

For the next 6 months, we intend to provide funding for the following:

April,2010
1. production liquid capital	$350,000
2. Administrative fee	$180,000
3. R& D fund	$30,000
Total	$560000
May, 2010
1. production liquid capital	$350,000
2. Administrative fee	$220,000
3. payment for Chinese medicine extract workshop	$150,000
4. R & D fund	$30,000
Total	$750,000
June, 2010
1. production liquid capital	$410,000
2. Administrative fee	$210,000
3. Design fee for Interferon workshop	$300,000
4. R & D fund	$30,000
Total	$950,000
July,2010
1. production liquid capital	$450,000
2. administrative fee	$240,000
3. Design fee for vitamin workshop	$150,000
and reformation of interferon workshop	$750,000
5. R&D fund	$30,000
Total	$1,620,000
August, 2010
1. production liquid capital	$450,000
2. Administrative fee	$300,000
3. Vitamin equipment cost	$750,000
4. Vitamin workshop GMP construction reformation	$750,000
5. Interferonworkshop GMP reformation ( continue)	$750,000
6. application and clinical trials of interferon	$600,000
7. design and reformation of the laboratory.	$120,000
8. R & D fund	$80,000
Total	$3,800,000
September 2010
1. production liquid capital	$520,000
2. administrative fee	$300,000
3. continued construction reformation of Vitamin workshop	$150,000
4. continued purchase of vitamin equipment	$150,000
5. installation and test of vitamin equipment	$300,000
6. continued GMP reformation of interferon workshop	$3,000,000
7. report for approval of interferon	$750,000
8. purchase part of interferon equipment	$750,000
9. laboratory reformation(part)	$750,000
10. R & D fund	$80,000
Total	$9,450,000

Advertisements	$1,600,000
General and Administrative Expenses	$980,000
Fees of attorney, CPA, auditor, etc	$500,000

We anticipate raising this amount through a future offering of our securities, loans from our officers or directors or third parties, or some combination thereof. We currently have no agreement, commitment or understanding for securing this additional funding.

Our independent auditors have indicated that there is uncertainty regarding our ability to produce and market our new developed products in China and all over the world without additional financing.  We have a history of operating losses, limited funds and no agreements, commitments or understandings to secure additional financing. Management's plan for our continued existence includes selling additional stock through private placements and borrowing additional funds. Our future success of is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our financial position, results of operations and its ability to continue in existence.

Off-Balance Sheet Arrangements

None

Commitments and Contingencies

The Company leases its main operating facilities under an operating lease which expires March 31, 2012. The Company also provides housing Total rent expense for the years ended March 31, 2010 and 2008 was $8,977 and $0, respectively.

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

In connection with the adoption of FIN 48, we analyzed the filing positions in all of the federal, state and foreign jurisdictions where we and our subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. We adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. We did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended March 31, 2010 and 2008.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2010 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2010, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On December 28, 2009, the Company entered into a share exchange agreement with Mr. Peizhu Fan to issue 8,000,000 shares common stocks of the Company in exchange for 45% of the equity of ownership of Tianjin Behigh Pharmaceutical Co. Ltd. The exchange shares represent approximately 13.5% of issued and outstanding stocks of the Company.

On January 25, 2010, the Company amended and finalized the agreement with Mr. Peizhu Fan and completed acquisition through its Chinese subsidiary Niusule Bioengineering (Hangzhou) Co., Ltd., the 45% ownership of Tianjin Behign Pharmaceutical Co., was acquired, and the Company agreed to have 59% share of rights for assets and liabilities of Tianjin Behign Pharmaceutical Co., Ltd.

A second share exchange agreement was made and entered into as of March 24, 2010. The Company, through its Chinese subsidiary, acquired additional 4% the equity of Tianjin Behigh Phamaceutical Co. Ltd. in exchange for 710,000 shares of common stock of the Company.

A third share exchange agreement was made and entered into as of April 13, 2010 to acquire an additional 10% of the equity of Tianjin Behigh Pharmaceutical Co. Ltd. in exchange for 1,780,000 shares of common stock of the Company.  At April 13, 2010, the Company owned total 59% of Tianjin Behign Pharmaceutical Co., Ltd.

From July 1, 2009 to March 31, 2010, we sold 8,672,750 shares of our Common Stock in offering without any involvement of underwriters or broker-dealers. Out of 8,672,750 shares, 8,416,500 shares were issued for cash and the rest of 256,250 shares were issued for services.  During the same period, we also purchased back and retired 495,000 shares of Qinghua Hu, CEO of the Company.

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

Item 4. Removed and Reserved

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

NIUSULE BIOTECH CORP.

Date: May 24, 2010	By:	/s/ Qinghua Hu
Qinghua Hu, Chief Executive Officer and Chief Financial Officer